Form 10-Q
period 2008-06-30
Lender Processing Services, Inc.
filed 2008-08-13
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 001-34005

Lender Processing Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1547801
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 Riverside Avenue
Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)
(904) 854-5100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐      No ☑
     As of July 31, 2008, 94,810,490 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2008

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Balance Sheets

	June 30, 2008	December
	(Unaudited)	31, 2007 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,628	$39,566
Trade receivables, net of allowance for doubtful accounts of $33.8 million and $20.3 million at June 30, 2008 and December 31, 2007	350,565	286,236
Other receivables	12,318	7,971
Prepaid expenses and other current assets	24,767	33,323
Deferred income taxes, net	34,640	40,440

Total current assets	440,918	407,536

Property and equipment, net of accumulated depreciation and amortization of $132.7 million and $126.1 million at June 30, 2008 and December 31, 2007	92,487	95,620
Goodwill	1,086,606	1,078,154
Other intangible assets, net of accumulated amortization of $255.5 million and $239.0 million at June 30, 2008 and December 31, 2007	103,347	118,129
Computer software, net of accumulated amortization of $72.6 million and $73.9 million at June 30, 2008 and December 31, 2007	149,562	150,372
Other non-current assets	112,820	112,232

Total assets	$1,985,740	$1,962,043

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$28,358	$19,499
Accrued salaries and benefits	23,037	22,908
Recording and transfer tax liabilities	17,555	10,657
Other accrued liabilities	65,189	57,053
Deferred revenues	58,394	58,076

Total current liabilities	192,533	168,193

Deferred revenues	31,312	23,146
Deferred income taxes, net	54,844	55,196
Other long-term liabilities	21,777	34,419

Total liabilities	300,466	280,954

Minority interest	10,773	10,050

Stockholder’s Equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2008 or December 31, 2007	—	—
Common stock $0.0001 par value; 500 million shares authorized, 1,000 shares issued at June 30, 2008	—	—
Additional paid-in capital	1,667,268	—
Retained earnings	6,983	—
FIS’s equity	—	1,671,039
Accumulated other comprehensive earnings	250	—

Total stockholder’s equity	1,674,501	1,671,039

Total liabilities and stockholder’s equity	$1,985,740	$1,962,043

(1)	Derived from audited financial statements.
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
Processing and services revenues, including $52.1 million and $58.2 million of revenues from related parties for the three month periods and $102.0 million and $107.0 million of revenues from related parties for the six month periods ended June 30, 2008 and 2007, respectively	$460,380	$425,010	$913,106	$826,438
Cost of revenues, including related party expenses of $2.1 million and $1.3 million for the three month periods and $4.7 million and $2.6 million for the six month periods ended June 30, 2008 and 2007, respectively	294,963	269,042	585,137	526,823

Gross profit	165,417	155,968	327,969	299,615
Selling, general, and administrative expenses, including related party expenses, net of expense reimbursements, of $8.7 million and $3.3 million for the three month periods and $22.3 million and $10.3 million for the six month periods ended June 30, 2008 and 2007, respectively	60,782	55,603	118,999	109,072

Operating income	104,635	100,365	208,970	190,543
Other income (expense):
Interest income	303	395	563	745
Interest expense	(40)	(35)	(58)	(77)
Other income, net	282	—	282	—

Total other income (expense)	545	360	787	668

Earnings before income taxes, equity in losses of unconsolidated entity and minority interest	105,180	100,725	209,757	191,211
Provision for income taxes	40,810	38,987	81,386	74,010

Earnings before equity in losses of unconsolidated entity and minority interest	64,370	61,738	128,371	117,201
Equity in losses of unconsolidated entity	(413)	(958)	(2,370)	(1,720)
Minority interest	(411)	(274)	(723)	(436)

Net earnings	$63,546	$60,506	$125,278	$115,045

Pro forma net earnings per share — basic (Note 3)	$0.67		$1.32

Pro forma weighted average shares outstanding — basic (Note 3)	94,611		94,611

Pro forma net earnings per share — diluted (Note 3)	$0.67		$1.30

Pro forma weighted average shares outstanding — diluted (Note 3)	95,070		96,334

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Comprehensive Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net earnings	$63,546	$60,506	$125,278	$115,045
Other comprehensive earnings:
Unrealized gain on other investments, net of tax	250	—	250	—

Other comprehensive earnings	250	—	250	—

Comprehensive earnings	$63,796	$60,506	$125,528	$115,045

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statement of Stockholder’s Equity
(In thousands)
(Unaudited)

	Common	Common	Additional Paid-In	Retained	FIS’s	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Stock	Capital	Earnings	Equity	Earnings	Equity
Balances, December 31, 2007	—	$—	$—	$—	$1,671,039	$—	$1,671,039

Net earnings (January 1, 2008 to June 20, 2008)	—	—	—	—	118,295	—	118,295
Net distribution to FIS	—	—	—	—	(121,677)	—	(121,677)
Capitalization of Lender Processing Services, Inc.	1	—	1,667,268	—	(1,667,657)	389	—
Net earnings (June 21, 2008 to June 30, 2008)	—	—	—	6,983	—	—	6,983
Unrealized loss on investments	—	—	—	—	—	(139)	(139)

Balances, June 30, 2008	1	$—	$1,667,268	$6,983	$—	$250	$1,674,501

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$125,278	$115,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,576	52,373
Deferred income taxes, net	3,968	13,634
Stock-based compensation cost	9,120	7,215
Loss on unconsolidated entity	2,370	1,720
Minority interest	723	436
Changes in assets and liabilities, net of effects of acquisitions:
Net increase in trade receivables	(63,750)	(55,628)
Net (increase) decrease in other receivables	(4,348)	22,286
Net decrease (increase) in prepaid expenses and other assets	7,931	(13,444)
Net increase in deferred contract costs	(3,420)	(18,674)
Net decrease (increase) in deferred revenues	8,235	(18,249)
Net decrease in accounts payable, accrued liabilities and other liabilities	6,000	26,675

Net cash provided by operating activities	136,683	133,389

Cash flows from investing activities:
Additions to property and equipment	(9,376)	(6,099)
Additions to capitalized software	(15,761)	(18,937)
Acquisitions, net of cash acquired	(15,488)	(37,420)

Net cash used in investing activities	(40,625)	(62,456)

Cash flows from financing activities:
Net distributions to FIS	(116,996)	(69,639)

Net cash used in financing activities	(116,996)	(69,639)

Net (decrease) increase in cash and cash equivalents	(20,938)	1,294
Cash and cash equivalents, beginning of period	39,566	47,783

Cash and cash equivalents, end of period	$18,628	$49,077

Non-cash contribution relating to stock compensation	$9,120	$7,215

Non-cash contribution for Espiel acquisition	$—	$6,000

Non-cash redistribution of assets to Parent	$(13,801)	$—

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)
     Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger described below; all references to “old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of FIS’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of old FNF but now a stand-alone company that remains a related entity from an accounting perspective.
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and subsidiaries and affiliates prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Form 10 filed on June 20, 2008. The preparation of these Consolidated and Combined Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Capitalization of Lender Processing Services, Inc.
     Our former parent, Fidelity National Information Services, Inc. is a Georgia corporation formerly known as Certegy Inc. In February 2006, Certegy Inc. merged with and into Fidelity National Information Services, Inc., a Delaware corporation, which we refer to as former FIS. Certegy Inc. survived the merger, which we refer to as the Certegy merger, to form our former parent. Following the Certegy merger, Certegy Inc. was renamed Fidelity National Information Services, Inc., which we refer to as FIS. Prior to the Certegy merger, former FIS was a majority-owned subsidiary of Fidelity National Financial, Inc., which we refer to as old FNF. Old FNF merged into our parent in November 2006 as part of a reorganization, which included old FNF’s spin-off of Fidelity National Title Group, Inc. Fidelity National Title Group, Inc. was renamed Fidelity National Financial, Inc. following this reorganization, and we refer to it as FNF. FNF is now a stand-alone company, but remains a related entity from an accounting perspective.
     In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for a certain number of shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our new senior notes and debt obligations under our new credit facility described in Note 10. On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution and the registration statement on Form 10 that FIS filed on the Company’s behalf with respect to the distribution was declared effective by the Securities and Exchange Commission.
     On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” The shares of the Company distributed to FIS shareholders on July 2, 2008 represented all of our issued and outstanding shares. Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. Following this debt-for-debt exchange, the portion of the existing Tranche B Term Loans acquired by FIS was retired. On July 3, 2008, we

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
commenced regular way trading on the New York Stock Exchange under the trading symbol “LPS.” Prior to the spin-off, we were a wholly-owned subsidiary of FIS.
     Our principal executive offices are located at 601 Riverside Avenue, Jacksonville, Florida 32204 and our main telephone number is (904) 854-5100. We were incorporated in Delaware in December 2007.
Principles of Consolidation and Combination
     Prior to June 21, 2008, the historical financial statements of the Company were presented on a combined basis. Beginning June 21, 2008, after all the assets and liabilities of the lender processing services segment of FIS were formally contributed by FIS to LPS, the historical financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. The accompanying Consolidated and Combined Financial Statements include those assets, liabilities, revenues and expenses directly attributable to LPS’s operations and, prior to June 21, 2008, allocations of certain FIS corporate assets, liabilities, revenues and expenses to LPS.
     The accompanying Consolidated and Combined Financial Statements were prepared in accordance with generally accepted accounting principles and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Our investments in less than 50% owned affiliates are accounted for using the equity method of accounting.
Separation from FIS
     Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements also reflect allocations of certain corporate expenses from FIS. These expenses have been allocated to us on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by our businesses. These expense allocations reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FIS who are not our employees after the distribution but who historically provided services to us. Certain of the amounts allocated to us reflect a portion of amounts charged to FIS under agreements entered into with FNF. Our historical financial statements also do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, we will incur other expenses, not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result, our historical financial statements do not necessarily reflect what our financial position or results of operations would have been if we had operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
Reporting Segments
     We are a leading provider of integrated technology and outsourced services to the mortgage lending industry, with market-leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our market-leading mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our property records business, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.
     Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of real estate tax services, which provide lenders with information about the tax status of a property, flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and qualified exchange intermediary services for customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code.
     Our default management services include, among others:
•	foreclosure management services, including access to a nationwide network of independent attorneys, document preparation and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
     We also have a corporate segment that consists of the corporate overhead and other smaller operations that are not included in the other segments.
(2) Related Party Transactions
     We have historically conducted business with FNF. We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time. A summary of these agreements in effect through June 30, 2008 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in aggregate, are equal to approximately 88% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Agreements to provide software development and services. These agreements govern the fee structure under which we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, which consist primarily of data services required by the title insurance operations.
     A detail of related party items included in revenues for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Title agency commissions	$34.2	$36.1	$66.8	$68.3
Software development revenue	14.3	15.5	28.1	28.7
Other data related services	3.6	6.6	7.1	10.0

Total revenues	$52.1	$58.2	$102.0	$107.0

•	Title plant information expense. These agreements provide for our title agency operations to access title plant assets owned by FNF.

•	Allocation by FIS of corporate services. Prior to the spin-off, FIS provided general management, accounting, treasury, tax, finance, payroll, human resources, employee benefits, internal audit, mergers and acquisitions, and other corporate and administrative support to the Company. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Licensing, leasing, cost sharing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various ancillary leasing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF. Included as expense reimbursements are amounts received related to leases of certain office space to FIS and FNF, as well as amounts received for property management services for office space located on our corporate headquarters campus. In addition, our expenses include expenses for a sublease of office space and furnishings from FNF at our corporate headquarters campus.
     A detail of related party items included in expenses for the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Title plant information expense	$2.1	$1.3	$4.7	$2.6
Corporate services	13.9	9.9	27.6	19.8
Licensing, leasing and cost sharing agreements	(5.2)	(6.6)	(5.3)	(9.5)

Total expenses	$10.8	$4.6	$27.0	$12.9

     We believe the amounts earned from or charged by FNF or FIS under each of the foregoing service arrangements are fair and reasonable. We believe that the approximate 88% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF are priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Other related party transactions:
Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, FIS no longer consolidated FNRES, but recorded the remaining 39% interest as an equity investment which totaled $28.1 million and $30.5 million as of June 30, 2008 and December 31, 2007, respectively. FIS recorded equity losses (net of tax) from its investment in FNRES of $0.4 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $2.4 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. On June 16, 2008, FIS contributed its equity investment in FNRES to LPS in the spin-off (Note 10).
(3) Unaudited Pro Forma Net Earnings per Share
     The basic weighted average shares and common stock equivalents are generally computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, using the treasury stock method. However, due to the nature and timing of the spin-off, the number of outstanding shares issued in the capitalization of the Company were the only shares outstanding at June 30, 2008. As such, management believes the resulting GAAP earnings per share measure is not meaningful for both the three and six months ended June 30, 2008, and therefore, the calculation has been excluded from the Consolidated and Combined Statements of Earnings and the Notes thereto.
     Unaudited pro forma net earnings per share — basic, for the three and six months ended June 30, 2008, is calculated using the number of shares issued by LPS on July 2, 2008. Unaudited pro forma net earnings per share — diluted, for the three months ended June 30, 2008, is calculated using the number of dilutive common stock equivalents converted into stock options and awards of our common stock on July 2, 2008. Unaudited pro forma net earnings per share — diluted, for the six months ended June 30, 2008, is calculated as the average of the unaudited pro forma net earnings per share — diluted, for the three months ended March 31, 2008 and June 30, 2008.
     The following table summarizes the pro forma earnings per share, for the three and six months ending June 30, 2008 (in thousands, except per share amounts):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Pro forma weighted average shares outstanding — basic	94,611	94,611

Plus: Pro forma common stock equivalent shares assumed from conversion of options	459	1,723

Pro forma weighted average shares outstanding — diluted	95,070	96,334

Pro forma basic net earnings per share	$0.67	$1.32

Pro forma diluted net earnings per share	$0.67	$1.30

(4) Acquisitions
     In May 2008, we acquired McDash Analytics, LLC for $15.5 million (net of cash acquired) which resulted in the recognition of $10.6 million of goodwill and $4.4 million of other intangible assets and software.
     In June 2007, we acquired Espiel, Inc. and Financial Systems Integrators, Inc. for $43.3 million (net of cash acquired) which resulted in the recognition of $32.4 million of goodwill and $12.4 million of other intangible assets and software.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(5) Long-Term Debt
     As of June 30, 2008, we did not have any long-term debt obligations on our balance sheet. However, the Company was a guarantor under an FIS credit facility, which had an outstanding balance of $4,049.3 million at June 30, 2008. In connection with the spin-off, we were released from our guaranty under the FIS credit facility. On July 2, 2008, the Company entered into new debt facilities for an aggregate amount of $1,725.0 million, of which $1,610.7 million was outstanding as of such date (Note 10).
(6) Income Taxes
     During 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated and combined financial statements as income tax expense. There were no unrecognized tax benefits for any period presented.
(7) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. None of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of SFAS No. 5, Accounting for Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters, and we do not believe that the ultimate disposition of these lawsuits will have a material adverse impact on our financial position.
     National Title Insurance of New York, Inc. Litigation
One of our subsidiaries, National Title Insurance of New York, Inc., has been named in twelve putative class action lawsuits. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.
     Harris, Ernest and Mattie v. FIS Foreclosure Solutions, Inc.
     A putative class action was filed on January 16, 2008 as an adversary proceeding in the Bankruptcy Court in the Southern District of Texas. The complaint alleges that LPS engaged in unlawful attorney fee-splitting practices in its default management business. The complaint seeks declaratory and equitable relief reversing all attorneys’ fees charged to debtors in bankruptcy court and disgorging any such fees we collected. We filed a Motion to Dismiss, and the Bankruptcy Court dismissed three of the six counts contained in the complaint. We also filed a Motion to Withdraw the Reference and remove the case to federal district court as the appropriate forum for the resolution of the allegations contained in the complaint. The Bankruptcy Court recommended removal to the U.S. District Court for the Southern District of Texas, and the U.S. District Court accepted that recommendation in April 2008.
(8) Stock Option Plans
     Historically, our employees have participated in FIS’s and FNF’s stock incentive plans that provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards to officers and key employees. Since November 9, 2006, all options and awards held by our employees were issuable in the common stock of FIS. Prior to November 9, 2006, certain awards held by our employees were issuable in both old FNF and FIS common stock. On November 9, 2006, as part of the closing of the merger between FIS and old FNF, FIS assumed certain options and restricted stock grants that the Company’s employees and directors held under various old FNF stock-based compensation plans and all these awards were converted into awards issuable in FIS common stock.
     These financial statements include stock compensation expense attributable to our employees for all periods presented. This includes all stock compensation specifically recorded by FIS for employees within our operating segments and an allocation of the expense recorded by FIS for certain corporate employees and FIS’s Board of Directors.
     On July 2, 2008, in connection with the spin-off, all FIS options and FIS restricted stock awards held by our employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by a new stock option plan (Note 10). We measured the fair value of the awards using a Black-Scholes model with appropriate assumptions both before and after the date of the spin-off. As of June 30, 2008, our employees held approximately 4.5 million outstanding FIS options that were subsequently converted into options to purchase our common stock at the spin-off. The options have an average exercise price of $33.83 per share and a weighted average remaining contractual life of 6.3 years. Of the options, approximately 1.7 million options were exercisable as of June 30, 2008 at an average exercise price of $25.69 per share with a weighted average remaining contractual life of 5.7 years. As of June 30, 2008, our employees held approximately 0.2 million outstanding FIS restricted stock awards that were subsequently converted into equivalent LPS awards at the spin-off.
     The exercise price and number of shares subject to each FIS option and FIS restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices. As of July 2, 2008, our employees held approximately 5.2 million outstanding LPS options, which have an average exercise price of $29.68 per share and a weighted average remaining contractual life of 6.3 years. Of the options, approximately 1.9 million were exercisable as of July 2, 2008 at an average exercise price of $22.46 per share with a weighted average remaining contractual life of 5.7 years. As of July 2, 2008, our employees held approximately 0.2 million outstanding LPS restricted stock awards.
     At June 30, 2008, the total unrecognized compensation cost related to non-vested FIS stock options and FIS restricted stock awards (subsequently converted to LPS stock options and LPS restricted stock awards following the spin-off) held by our employees is $35.0 million, which will be recognized in pre-tax income over a weighted average period of 1.9 years.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(9) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended June 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$141,744	$322,347	$(3,711)	$460,380
Cost of revenues	81,397	217,337	(3,771)	294,963

Gross profit	60,347	105,010	60	165,417
Selling, general and administrative expenses	17,471	29,366	13,945	60,782

Operating income	$42,876	$75,644	$(13,885)	$104,635

Depreciation and amortization	$13,971	$5,310	$1,599	$20,880

Total assets	$1,014,288	$907,908	$63,544	$1,985,740

Goodwill	$662,172	$424,434	$—	$1,086,606

     As of and for the three months ended June 30, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$142,009	$281,677	$1,324	$425,010
Cost of revenues	78,187	192,174	(1,319)	269,042

Gross profit	63,822	89,503	2,643	155,968
Selling, general and administrative expenses	16,954	27,711	10,938	55,603

Operating income	$46,868	$61,792	$(8,295)	$100,365

Depreciation and amortization	$17,437	$7,449	$1,366	$26,252

Total assets	$1,007,360	$835,746	$104,106	$1,947,212

Goodwill	$650,412	$426,554	$—	$1,076,966

     For the six months ended June 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$277,568	$642,577	$(7,039)	$913,106
Cost of revenues	155,507	436,793	(7,163)	585,137

Gross profit	122,061	205,784	124	327,969
Selling, general and administrative expenses	33,729	57,829	27,441	118,999

Operating income	$88,332	$147,955	$(27,317)	$208,970

Depreciation and amortization	$29,986	$11,496	$3,094	$44,576

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     For the six months ended June 30, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$284,385	$540,929	$1,124	$826,438
Cost of revenues	160,308	369,167	(2,652)	526,823

Gross profit	124,077	171,762	3,776	299,615
Selling, general and administrative expenses	32,776	54,753	21,543	109,072

Operating income	$91,301	$117,009	$(17,767)	$190,543

Depreciation and amortization	$35,619	$14,219	$2,535	$52,373

(10) Subsequent Events
Closing of LPS Spin-off Transaction and Issuance of Common Stock Shares
     On July 2, 2008, all of the shares of the Company’s common stock, par value $0.0001 per share, previously wholly-owned by FIS, were distributed to FIS shareholders through a stock dividend. At the time of the distribution, the Company consisted of all the assets, liabilities, businesses and employees related to FIS’s lender processing services segment as of the spin-off date. In the spin-off, FIS contributed to LPS all of its interest in such assets, liabilities, businesses and employees in exchange for shares of LPS common stock and $1,585.0 million aggregate principal amount of our debt obligations. Upon the distribution, FIS’s shareholders received one-half share of our common stock for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’s shareholders collectively received 100% of our common stock, and LPS is now a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange.
     On June 20, 2008, FIS received a favorable private letter ruling from the Internal Revenue Service, with respect to the tax-free nature of the distribution. The spin-off is expected to be tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off is expected to be tax-free to FIS.
Long-term Debt
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are party to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which $25.7 million is outstanding at July 2, 2008; (ii) a Term A Loan in an aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes. Our debt obligations issued to FIS as described above consisted of the Term A Loan, the Term B Loan and the Notes described below.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility, for the first six months after issuance, is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans, and thereafter a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid; and on the Term B Loan is 2.5% in the case of LIBOR loans, and 1.5% in the case of ABR rate loans.
     In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2009. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
However, optional prepayments of the Term B Loan in the first year after issuance made with the proceeds of certain loans having an interest spread lower than the Term B Loan are required to be made at 101% of the principal amount repaid. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on July 2, 2013.
     The obligations under the Credit Agreement are jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all our respective assets as collateral security for the obligations under the Credit Agreement and our respective guarantees.
     The Credit Agreement contains customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limits on the payment of dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the administrative agent can accelerate the maturity of the loan. Events of default include events customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of a specified amount or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity.
     On July 2, 2008, we issued senior notes (the “Notes”) in an aggregate principal amount of $375.0 million. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.
     The Notes are also subject to a Registration Rights Agreement dated July 2, 2008 (the “Registration Rights Agreement”) among the Company, the guarantors parties thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers. The Notes will initially be unregistered under the Securities Act of 1933, but we may exchange the Notes for registered notes in the future. In the event the Notes are not registered on or prior to the 210th calendar day after July 2, 2008 (the “Target Registration Date”), the interest rate on the Notes will be increased by 0.25% per annum for the first 90-day period immediately following the Target Registration Date. The interest rate will be increased an additional 0.25% per annum with respect to each subsequent 90-day period up to a maximum increase of 1.00% per annum.
     The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1, with the first interest payment due on January 1, 2009. The maturity date of the Notes is July 1, 2016.
     The Notes are our general unsecured obligations. Accordingly, they rank equally in right of payment with all of our existing and future unsecured senior debt; senior in right of payment to all of our future subordinated debt; effectively subordinated to our existing and future secured debt to the extent of the assets securing such debt, including all borrowings under our credit facilities; and effectively subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables and preferred stock.
     The Notes are guaranteed by each existing and future domestic subsidiary that is a guarantor under our credit facilities. The guarantees are general unsecured obligations of the guarantors. Accordingly, they rank equally in right of payment with all existing and future unsecured senior debt of our guarantors; senior in right of payment with all existing and future subordinated debt of such guarantors; and effectively subordinated to such guarantors’ existing and future secured debt to the extent of the assets securing such debt, including the guarantees by the guarantors of obligations under our credit facilities.
     We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder’s

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date.
     The Indenture contains customary events of default, including a cross default provision that, with respect to any other debt of the Company or any of our restricted subsidiaries having an outstanding principal amount equal to or more than a specified amount in the aggregate for all such debt, occurs upon (i) an event of default that results in such debt being due and payable prior to its scheduled maturity or (ii) failure to make a principal payment. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
Interest Rate Swaps
     On July 10, 2008, the Company entered into the following 2-year amortizing interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed:

	Notional Amount	Bank Pays	LPS pays
Amortization Period	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	$400.0	1 Month LIBOR	3.275%
March 31, 2009 to June 30, 2009	$385.0	1 Month LIBOR	3.275%
June 30, 2009 to September 30, 2009	$365.0	1 Month LIBOR	3.275%
September 30, 2009 to December 31, 2009	$345.0	1 Month LIBOR	3.275%
December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	$310.0	1 Month LIBOR	3.275%
June 30, 2010 to July 31, 2010	$290.0	1 Month LIBOR	3.275%

(1)	2.46% as of July 2, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of July 2, 2008.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will estimate the fair value of these cash flow hedges on a quarterly basis, with the resulting asset (liability) to be included as a component of other long-term assets (liabilities) in the consolidated balance sheets and as a component of accumulated other comprehensive earnings (losses), net of deferred tax expense (benefit). A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Pro Forma Financial Statements
     Selected unaudited pro forma balance sheet as of June 30, 2008, assuming the spin-off had occurred as of such date, and results of operations for the period ended June 30, 2008, assuming the spin-off had occurred as of January 1, 2007, and using assets, liabilities, revenues and expenses prior to the spin-off, are presented below (in thousands, except per share data):
     Pro Forma Condensed Consolidated Balance Sheet — Unaudited

		Pro Forma		Pro Forma
	June 30, 2008	Adjustments		June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$18,628	$—		$18,628
Trade receivables, net of allowance for doubtful accounts	350,565	—		350,565
Other current assets	71,725	—		71,725

Total current assets	440,918	—		440,918

Property and equipment, net of accumulated depreciation and amortization	92,487	—		92,487
Goodwill	1,086,606	—		1,086,606
Intangible assets, net of accumulated amortization	103,347	—		103,347
Computer software, net of accumulated amortization	149,562	—		149,562
Other non-current assets	112,820	25,700	(1)	138,520

Total assets	$1,985,740	$25,700		$2,011,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$192,533	$135,800	(1)	$328,333
Total non-current liabilities	107,933	1,474,900	(1)	1,582,833

Total liabilities	300,466	1,610,700		1,911,166

Minority interest	10,773	—		10,773

Stockholders’ equity	1,674,501	(1,585,000)	(1)	89,501

Total liabilities and stockholders’ equity	$1,985,740	$25,700		$2,011,440

(1)	The June 30, 2008 pro forma condensed consolidated balance sheet reflects $25.7 million in other non-current assets for the capitalization of debt issuance costs incurred in connection with the issuance of $1,585.0 million in debt. The current portion of the debt and the outstanding balance on our revolving line of credit, $110.1 million and $25.7 million, respectively, is reflected in current liabilities. The long-term portion of the debt, which totaled $1,474.9 million, is reflected in non-current liabilities.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Pro Forma Condensed Consolidated Statement of Earnings — Unaudited

			Pro Forma
	Six month period	Pro Forma	six months ended
	ended June 30, 2008	Adjustments	June 30, 2008
Processing and services revenues	$913,106		$913,106
Operating income	$208,970		$208,970
Net earnings	$125,278	$(28,131) (2)	$97,147
Pro forma net earnings per share — basic	$1.32		$1.03
Pro forma net earnings per share — diluted	$1.30		$1.01

(2)	The pro forma condensed consolidated statement of earnings for the six months ended June 30, 2008 reflects $46.0 million in interest expense ($28.1 million, net of tax, using our effective tax rate of 38.8%) we would have incurred on the $1,585.0 million in debt.
Stock Compensation Plan
     Effective July 2, 2008, we adopted the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (the “Incentive Plan”), which provides for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards to officers and key employees. Also, certain of our employees were participants in FIS’s stock-based compensation plans until the spin-off.
401(k) Profit Sharing and Employee Stock Purchase Plans
     Effective July 2, 2008, we adopted the Lender Processing Services, Inc. 401(k) Profit Sharing Plan (the “401(k) Plan”) and the Lender Processing Services, Inc. Employee Stock Purchase Plan (“ESPP”) which provide programs through which the executives and employees of the Company may purchase shares of common stock through payroll deductions and through matching employer contributions.

     Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger described below; all references to “old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of FIS’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of old FNF but now a stand-alone company that remains a related entity from an accounting perspective.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Financial Statements and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage, which may limit the funds available to make acquisitions and invest in our business; the risks of reduction in revenue from the elimination of existing and potential customers due to consolidation in the banking, retail and financial services industries; failures to adapt our services to changes in technology or in the marketplace; adverse changes in the level of real estate activity, which would adversely affect certain of our businesses; our potential inability to find suitable acquisition candidates or difficulties in integrating acquisitions; significant competition that our operating subsidiaries face; and other risks detailed in Item 1A: Risk Factors of Part II of this report and in the “Statement Regarding Forward-Looking Information,” and other sections of the Company’s Form 10 and other filings with the Securities and Exchange Commission.
Overview
     We are a leading provider of integrated technology and outsourced services to the mortgage lending industry, with market-leading positions in mortgage processing and default management services in the U.S. We have two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for both the three and six months ended June 30, 2008. A large number of financial institutions use our services, including 39 of the 50 largest banks in the U.S. based on 2007 rankings. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers. Our integrated solutions create a strong value proposition for our customers across the life cycle of a mortgage. We believe that we will continue to benefit from the opportunity to cross-sell services across our broad customer base.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our market-leading mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our property records business, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.
     Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of real estate tax services, which provide lenders with information about the tax status of a property, flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and qualified exchange intermediary services for customers who seek to engage in qualified exchanges under Section 1031 of the Internal Revenue Code.
     Our default management services include, among others:
•	foreclosure management services, including access to a nationwide network of independent attorneys, document preparation and recording and other services;
•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and
•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
     Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.
     On July 2, 2008, all of the shares of the Company’s common stock, par value $0.0001 per share, previously wholly-owned by FIS, were distributed to FIS shareholders through a stock dividend. At the time of the distribution, the Company consisted of all the assets, liabilities, businesses and employees related to FIS’s lender processing services segment as of the spin-off date. In the spin-off, FIS contributed to LPS all of its interest in such assets, liabilities, businesses and employees in exchange for shares of LPS common stock and $1,585.0 million aggregate principal amount of our debt obligations. Upon the distribution, FIS’s shareholders received one-half share of our common stock for every share of FIS common stock held as of the close of business on June 24, 2008. FIS’s shareholders collectively received 100% of our common stock, and LPS is now a stand-alone public company trading under the symbol “LPS” on the New York Stock Exchange.

     On June 20, 2008, FIS received a favorable private letter ruling from the Internal Revenue Service, with respect to the tax-free nature of the distribution. The spin-off is expected to be tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off is expected to be tax-free to FIS.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10 was filed on June 20, 2008.
Transactions with Related Parties
     We have historically conducted business with FIS and its subsidiaries, FNF and its subsidiaries, and other related parties. See Note 2 to the Notes to Consolidated and Combined Financial Statements for a detailed description of all related party transactions.
Comparisons of three and six months ended June 30, 2008 and 2007
Consolidated Results of Operations — Unaudited
     The following tables reflects certain amounts included in operating income in our consolidated and combined statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

			% of Revenue		Variance
Three months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$460.4	$425.0	100.0%	100.0%	$35.4	8.3%
Cost of revenues	295.0	269.0	64.1%	63.3%	(26.0)	-9.7%

Gross profit	165.4	156.0	35.9%	36.7%	9.4	6.0%
Gross margin	35.9%	36.7%

Selling, general and administrative expenses	60.8	55.6	13.2%	13.1%	(5.2)	-9.4%

Operating income	$104.6	$100.4	22.7%	23.6%	$4.2	4.2%

Operating margin	22.7%	23.6%

			% of Revenue		Variance
Six months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	913.1	$826.4	100.0%	100.0%	$86.7	10.5%
Cost of revenues	585.1	526.8	64.1%	63.7%	(58.3)	-11.1%

Gross profit	328.0	299.6	35.9%	36.3%	28.4	9.5%
Gross margin	35.9%	36.3%

Selling, general and administrative expenses	119.0	109.1	13.0%	13.2%	(9.9)	-9.1%

Operating income	$209.0	$190.5	22.9%	23.1%	$18.5	9.7%

Operating margin	22.9%	23.1%

     Processing and Services Revenues
     Processing and services revenues increased $35.4 million, or 8.3%, during the second quarter of 2008 and $86.7 million, or 10.5%, during the first six months of 2008. These increases were primarily driven by growth in our Loan Transaction Services segment which resulted from continued growth in default services, partially offset by a decline in loan facilitation due to ongoing weakness in the housing market and the resulting impact on our loan origination services.
     Cost of Revenues
     Cost of revenues increased $26.0 million, or 9.7%, during the second quarter of 2008, and $58.3 million, or 11.1%, during the first six months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 63.3% during the second quarter of 2007 to 64.1% in 2008 and from 63.7% during the first six months of 2007 to 64.1% in 2008. These increases are primarily due to a change in revenue mix as the positive margin contribution from the growth in default services was offset by contraction in several of our origination based businesses, particularly in our loan origination software business which, historically, has a higher marginal contribution.
     Gross Margin
     Gross profit as a percentage of processing and services revenues (“gross margin”) declined from 36.7% during the second quarter of 2007 to 35.9% in 2008 and from 36.3% during the first six months of 2007 to 35.9% in 2008. Consistent with the increase in cost of revenues as a percentage of processing and services revenues, the decline in gross margin is primarily due to a change in revenue mix as the positive margin contribution from the growth in default services was offset by contraction in several of our origination based business, particularly in our loan origination software business which, historically, has a higher marginal contribution.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $5.2 million, or 9.4%, during the second quarter of 2008 and $9.9 million, or 9.1%, during the first six months of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues was relatively consistent year over year. The increase in selling, general and administrative expenses in 2008 is primarily due to restructuring and spin-off related charges which totaled $4.5 million and $5.5 million during the three and six months ended June 30, 2008, respectively, as well as an increase in stock compensation and other incentive related costs.
     Operating Income
     Operating income increased $4.2 million, or 4.2%, during the second quarter of 2008 and $18.5 million, or 9.7%, during the first six months of 2008. Operating income as a percentage of processing and services revenues (“operating margin”) declined from 23.6% during the second quarter of 2007 to 22.7% in 2008 and from 23.1% during the first six months of 2007 to 22.9% in 2008. Consistent with the decrease in gross margin, the decrease in operating margin is primarily due to a change in revenue mix, as well as the impact of incremental selling, general and administrative expenses in 2008 for restructuring and spin-off related charges and stock compensation and other incentive related costs.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

			% of Revenue		Variance
Three months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$141.7	$142.0	100.0%	100.0%	$(0.3)	-0.2%
Cost of revenues	81.4	78.2	57.4%	55.1%	(3.2)	-4.1%

Gross profit	60.3	63.8	42.6%	44.9%	(3.5)	-5.5%
Gross margin	42.6%	44.9%

Selling, general and administrative expenses	17.5	17.0	12.4%	12.0%	(0.5)	-2.9%

Operating income	$42.8	$46.8	30.2%	33.0%	$(4.0)	-8.5%

Operating margin	30.2%	33.0%

			% of Revenue		Variance
Six months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$277.6	$284.4	100.0%	100.0%	$(6.8)	-2.4%
Cost of revenues	155.5	160.3	56.0%	56.4%	4.8	3.0%

Gross profit	122.1	124.1	44.0%	43.6%	(2.0)	-1.6%
Gross margin	44.0%	43.6%

Selling, general and administrative expenses	33.7	32.8	12.1%	11.5%	(0.9)	-2.7%

Operating income	$88.4	$91.3	31.8%	32.1%	$(2.9)	-3.2%

Operating margin	31.8%	32.1%
     Processing and Services Revenues
     Processing and services revenues decreased nominally during the second quarter of 2008 and $6.8 million, or 2.4%, during the first six months of 2008. The decrease during the first six months of 2008 was primarily driven by decreases in revenues in our data and analytics services, loan origination software sales, and mortgage processing services resulting from the deconversion of a large customer in the fourth quarter of 2007, partially offset by continued growth in our Desktop application.
     Cost of Revenues
     Cost of revenues increased $3.2 million, or 4.1%, during the second quarter of 2008 but decreased $4.8 million, or 3.0%, during the first six months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 55.1% during the second quarter of 2007 to 57.4% in 2008 but was relatively flat during the first six months of 2007 as compared to 2008. The increase during the second quarter of 2008 is primarily due to a change in revenue mix during the quarter as we experienced a decrease in revenues from our higher margin loan origination software sales and mortgage processing services, partially offset by growth in our Desktop application.
     Gross Margin
     Gross margin declined from 44.9% during the second quarter of 2007 to 42.6% in 2008 but was relatively flat during the first six months of 2007 as compared to 2008. Consistent with the increase in cost of revenues as a percentage of processing and services revenues during the second quarter of 2008, the decline in gross margin is primarily due to a change in revenue mix which resulted in a decrease in revenues from our higher margin loan origination software sales and mortgage processing services, partially offset by growth in our Desktop application.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $0.5 million, or 2.9%, during the second quarter of 2008 and $0.9 million, or 2.7%, during the first six months of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues increased from 12.0% during the second quarter of 2007 to 12.4% in 2008 and from 11.5% during the first six months of 2007 to 12.1% in 2008. The increase during the second quarter of 2008 was primarily due to the impact of restructuring costs recorded during the period, while the increase during the first six months of 2008 was primarily due to the restructuring costs, as previously noted, as well as an increase in incentive compensation and other general and administrative expenses.
     Operating Income
     Operating income decreased $4.0 million, or 8.5%, during the second quarter of 2008 and $2.9 million, or 3.2%, during the first six months of 2008. Operating margin declined from 33.0% during the second quarter of 2007 to 30.2% in 2008 and from 32.1% during the first six months of 2007 to 31.8% in 2008. The decrease in operating margin for the three and six months ended June 30, 2008 is primarily due to a change in revenue mix as we experienced a decrease in revenues from our higher margin loan origination software sales and mortgage processing services, partially offset by growth in our Desktop application, as well as the impact of restructuring costs and incremental incentive compensation and other general and administrative expenses incurred in 2008.
Segment Results of Operations – Loan Transaction Services — Unaudited

			% of Revenue		Variance
Three months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$322.3	$281.7	100.0%	100.0%	$40.6	14.4%
Cost of revenues	217.3	192.2	67.4%	68.2%	(25.1)	-13.1%

Gross profit	105.0	89.5	32.6%	31.8%	15.5	17.3%
Gross margin	32.6%	31.8%

Selling, general and administrative expenses	29.4	27.7	9.1%	9.8%	(1.7)	-6.1%

Operating income	$75.6	$61.8	23.5%	21.9%	$13.8	22.3%

Operating margin	23.5%	21.9%

			% of Revenue		Variance
Six months ended June 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$642.6	$540.9	100.0%	100.0%	$101.7	18.8%
Cost of revenues	436.8	369.2	68.0%	68.3%	(67.6)	-18.3%

Gross profit	205.8	171.7	32.0%	31.7%	34.1	19.9%
Gross margin	32.0%	31.7%

Selling, general and administrative expenses	57.8	54.8	9.0%	10.1%	(3.0)	-5.5%

Operating income	$148.0	$116.9	23.0%	21.6%	$31.1	26.6%

Operating margin	23.0%	21.6%
     Processing and Services Revenues
     Processing and services revenues increased $40.6 million, or 14.4%, during the second quarter of 2008 and $101.7 million, or 18.8%, during the first six months of 2008. The increase during the three and six months ended June 30, 2008 was primarily driven by growth of 89.7% and 78.2%, respectively, in our Default services due to strong market growth as well as continued market share gains, partially offset by declines in our loan facilitation services, which includes our front-end origination related services, due to ongoing weakness in the housing market. The most significant declines in our loan facilitation services included tax, flood and our 1031 property exchange services. Additionally, appraisal services, which grew in the first quarter of 2008 due to a surge of refinancing activity resulting from a temporary decline in mortgage interest rates, decreased during the second quarter of 2008 due to the impact of higher interest rates.

     Cost of Revenues
     Cost of revenues increased $25.1 million, or 13.1%, during the second quarter of 2008 and $67.6 million, or 18.3%, during the first six months of 2008. Cost of revenues as a percentage of processing and services revenues decreased from 68.2% during the second quarter of 2007 to 67.4% in 2008 and from 68.3% during the first six months of 2007 to 68.0% in 2008. The decreases during 2008 are primarily due to the growth in our Default services resulting in increased leverage of our fixed infrastructure.
     Gross Margin
     Gross margin increased from 31.8% during the second quarter of 2007 to 32.6% in 2008, and from 31.7% during the first six months of 2007 to 32.0% in 2008. Consistent with the decrease in cost of revenues as a percentage of processing and services revenues, as described above, the improvement in gross margin is primarily due to significant growth in our Default services and resulting cost efficiencies we have realized.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $1.7 million, or 6.1%, during the second quarter of 2008 and $3.0 million, or 5.5%, during the first six months of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 9.8% during the second quarter of 2007 to 9.1% in 2008, and from 10.1% during the first six months of 2007 to 9.0% in 2008. The decrease in selling, general and administrative expenses as a percentage of processing and services revenues is primarily due to significant growth in our Default services and resulting leverage of our overhead infrastructure.
     Operating Income
     Operating income increased $13.8 million, or 22.3%, during the second quarter of 2008 and $31.1 million, or 26.6%, during the first six months of 2008. Operating margin increased from 21.9% during the second quarter of 2007 to 23.5% in 2008 and from 21.6% during the first six months of 2007 to 23.0% in 2008. The increase in operating margin for the three and six months in 2008 is primarily due to margin expansion in our Default services.
Segment Results of Operations – Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment increased from $8.3 million during the second quarter of 2007 to $13.9 million in 2008 and from $17.8 million during the first six months of 2007 to $27.3 million in 2008. The increase in net corporate expenses for both the three and six months ended June 30, 2008 is primarily due to spin-off related costs incurred in 2008 as well as higher incentive and stock related compensation costs. Stock related compensation costs were $4.4 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and $9.1 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2008, we had cash on hand of $18.6 million and no debt. As a result of the spin-off, on July 2, 2008, we had debt of approximately $1,610.7 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

     We intend to pay quarterly cash dividends to our stockholders of $0.10 per share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $25.1 million and $25.0 million on capital expenditures during the six months ended June 30, 2008 and 2007, primarily on equipment, purchased software and internally developed software.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are party to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which $25.7 million is outstanding at July 2, 2008; (ii) a Term A Loan in an aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes. Our debt obligations issued to FIS as described above consisted of the Term A Loan, the Term B Loan and the Notes described below.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility, for the first six months after issuance, is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans, and thereafter a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid; and on the Term B Loan is 2.5% in the case of LIBOR loans, and 1.5% in the case of ABR rate loans.
     In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2009. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. However, optional prepayments of the Term B Loan in the first year after issuance made with the proceeds of certain loans having an interest spread lower than the Term B Loan are required to be made at 101% of the principal amount repaid. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on July 2, 2013.
     The obligations under the Credit Agreement are jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all our respective assets as collateral security for the obligations under the Credit Agreement and our respective guarantees.
     The Credit Agreement contains customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments and dispositions, limits on the payment of dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the administrative agent can accelerate the maturity of the loan. Events of default include events customary for such an agreement, including failure to pay principal and interest in a timely manner and breach of covenants. These events of default include a cross-default provision that permits the lenders to declare the Credit Agreement in default if (i) we fail to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of a specified amount or (ii) we fail to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity.

     On July 2, 2008, we issued senior notes (the “Notes”) in an aggregate principal amount of $375.0 million. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.
     The Notes are also subject to a Registration Rights Agreement dated July 2, 2008 (the “Registration Rights Agreement”) among the Company, the guarantors parties thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers. The Notes will initially be unregistered under the Securities Act of 1933, but we may exchange the Notes for registered notes in the future. In the event the Notes are not registered on or prior to the 210th calendar day after July 2, 2008 (the “Target Registration Date”), the interest rate on the Notes will be increased by 0.25% per annum for the first 90-day period immediately following the Target Registration Date. The interest rate will be increased an additional 0.25% per annum with respect to each subsequent 90-day period up to a maximum increase of 1.00% per annum.
     The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1, with the first interest payment due on January 1, 2009. The maturity date of the Notes is July 1, 2016.
     The Notes are our general unsecured obligations. Accordingly, they rank equally in right of payment with all of our existing and future unsecured senior debt; senior in right of payment to all of our future subordinated debt; effectively subordinated to our existing and future secured debt to the extent of the assets securing such debt, including all borrowings under our credit facilities; and effectively subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables and preferred stock.
     The Notes are guaranteed by each existing and future domestic subsidiary that is a guarantor under our credit facilities. The guarantees are general unsecured obligations of the guarantors. Accordingly, they rank equally in right of payment with all existing and future unsecured senior debt of our guarantors; senior in right of payment with all existing and future subordinated debt of such guarantors; and effectively subordinated to such guarantors’ existing and future secured debt to the extent of the assets securing such debt, including the guarantees by the guarantors of obligations under our credit facilities.
     We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder’s Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date.
     The Indenture contains customary events of default, including a cross default provision that, with respect to any other debt of the Company or any of our restricted subsidiaries having an outstanding principal amount equal to or more than a specified amount in the aggregate for all such debt, occurs upon (i) an event of default that results in such debt being due and payable prior to its scheduled maturity or (ii) failure to make a principal payment. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.

Interest Rate Swaps
     On July 10, 2008, the Company entered into the following 2-year amortizing interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed:

	Notional Amount	Bank Pays	LPS pays
Amortization Period	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	$400.0	1 Month LIBOR	3.275%
March 31, 2009 to June 30, 2009	$385.0	1 Month LIBOR	3.275%
June 30, 2009 to September 30, 2009	$365.0	1 Month LIBOR	3.275%
September 30, 2009 to December 31, 2009	$345.0	1 Month LIBOR	3.275%
December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	$310.0	1 Month LIBOR	3.275%
June 30, 2010 to July 31, 2010	$290.0	1 Month LIBOR	3.275%

(1)	2.46% as of July 2, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of July 2, 2008.
     We have designated these interest rate swaps as cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The Company will estimate the fair value of these cash flow hedges on a quarterly basis, with the resulting asset (liability) to be included as a component of other long-term assets (liabilities) in the consolidated balance sheets and as a component of accumulated other comprehensive earnings (losses), net of deferred tax expense (benefit). A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
Contractual Obligations
     Our long-term contractual obligations generally include our operating lease payments on certain of our property and equipment. As of June 30, 2008, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt (1)	$37,550	$145,100	$145,100	$145,100	$145,100	$992,750	$1,610,700
Interest on long-term debt (1)	32,900	91,723	82,934	74,131	66,937	161,652	510,277
Operating lease payments	9,977	16,507	10,601	7,148	5,112	481	49,826
Deferred compensation (2)	—	—	—	—	—	20,572	20,572

Total	$80,427	$253,330	$238,635	$226,379	$217,149	$1,175,455	$2,191,375

(1)	Long-term debt and interest on long-term debt are presented on a pro forma basis, as the Company had no debt on the balance sheet as of June 30, 2008.

(2)	Deferred compensation is presented as payable after 2012 because of the uncertain timing of the payables.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases or the escrow and Section 1031 tax deferred exchange arrangements described below.

Escrow Arrangements
     In conducting our title agency, closing and 1031 tax deferred exchange operations, we routinely hold customers’ assets in escrow and investment accounts, pending completion of real estate and exchange transactions. Certain of these amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated and combined balance sheets. We have a contingent liability relating to proper disposition of these balances, which amounted to $1,187.1 million at June 30, 2008. For the customers’ assets that we hold in escrow, we have ongoing programs for realizing economic benefits through favorable borrowing and vendor arrangements with various banks. We had no borrowings outstanding as of June 30, 2008 under these arrangements with respect to these assets in escrow. At that date, our customers’ tax deferred assets that were held in investment accounts were largely invested in short-term, high grade investments that minimize the risk to principal.
Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which will become effective for periods beginning on or after December 15, 2008, and will be applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Management is currently evaluating the impact of this statement on our statements of financial condition and operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management has determined that the adoption of SFAS 162 will not materially affect the Company’s statements of financial condition or operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS 133 such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, performance and cash flows. Pursuant to the transition provisions of the statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This statement will not impact the Company’s financial results as it is disclosure-only in nature.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring noncontrolling interests (sometimes called minority interests) to be presented as a component of equity on the balance sheet. SFAS 160 also requires that the amount of net income attributable to the parent and to the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income. This statement eliminates the need to apply purchase accounting when a parent company acquires a noncontrolling ownership interest in a subsidiary and requires that, upon deconsolidation of a subsidiary, a parent company recognize a gain or loss in net income after which any retained noncontrolling interest will be reported at fair value. SFAS 160 requires expanded disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of subsidiaries. SFAS 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. Management has determined that the adoption of SFAS 160 will not materially affect the Company’s statements of financial condition or operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The costs of the acquisition and any related restructuring costs will be expensed separately. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess will be recognized as a gain. Under SFAS 141R, all business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to business combinations occurring after the effective date.
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s statements of financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     In the normal course of business, we are routinely subject to a variety of risks, including those described in the sections titled “Risk Factors” and “Statement Regarding Forward-Looking Information” in our Form 10 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations.
     The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with interest rate movements on our outstanding debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures.
     We are a highly leveraged company, with approximately $1,610.7 million in long-term debt outstanding as of July 2, 2008, which was issued in connection with the spin-off. Subsequent to the spin-off, the Company entered into an interest rate swap transaction which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. Of the remaining variable rate debt not covered by the swap arrangement, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $8.0 million.
Item 4T. Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance of timely alerts to material information required to be included in our periodic SEC reports.
     As a result of the spin-off, we now have additional external reporting requirements. Accordingly, we have made certain changes in management personnel and oversight responsibilities. We consider these to be a material change in our internal control over financial reporting (as such term is defined in Rule 13a-15 under the Exchange Act). Other than the changes mentioned above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION
Item 1. Legal Proceedings
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. None of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters, and we do not believe that the ultimate disposition of these lawsuits will have a material adverse impact on our financial position.
     National Title Insurance of New York, Inc. Litigation
One of our subsidiaries, National Title Insurance of New York, Inc., has been named in twelve putative class action lawsuits: Barton v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 10, 2008; Gentilcore v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 11, 2008; Martinez v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Southern District of California on March 18, 2008; Swick v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 19, 2008; Davis v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California, Western Division, on March 20, 2008; Pepe v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 21, 2008; Kornbluth v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Lamb v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Blackwell v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on April 11, 2008; Magana v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 4, 2008; Moynahan v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 10, 2008; and Romero v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on July 14, 2008. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. The cases are generally being consolidated before one district court judge in each state and scheduled for the filing of consolidated complaints and motion practice.

     Harris, Ernest and Mattie v. FIS Foreclosure Solutions, Inc.
     A putative class action was filed on January 16, 2008 as an adversary proceeding in the Bankruptcy Court in the Southern District of Texas. The complaint alleges that LPS engaged in unlawful attorney fee-splitting practices in its default management business. The complaint seeks declaratory and equitable relief reversing all attorneys’ fees charged to debtors in bankruptcy court and disgorging any such fees we collected. We filed a Motion to Dismiss, and the Bankruptcy Court dismissed three of the six counts contained in the complaint. We also filed a Motion to Withdraw the Reference and remove the case to federal district court as the appropriate forum for the resolution of the allegations contained in the complaint. The Bankruptcy Court recommended removal to the U.S. District Court for the Southern District of Texas, and the U.S. District Court accepted that recommendation in April 2008.
Item 1A. Risk Factors
     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described in the section titled “Risk Factors” in our Form 10 and other filings with the Securities and Exchange Commission, which are incorporated herein by reference. Any of the risks described herein could result in a significant adverse effect on our results of operation and financial condition.
     Consolidation in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and could make us more dependent on a more limited number of customers.
     There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions in the future could reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, negative operating results in the current economic environment could lead to some banks, including some of our largest customers, merging or being acquired. In addition, recently there have been a small number of bank failures related to the rising mortgage delinquency and default rates, particularly within the subprime lending market, and it is possible that additional banks could fail in the future. The failure of one of our customers may result in the immediate discontinuance of some or all of the services that we provide to that customer, or in the acquisition of that customer by other entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services.
     The recent merger of Bank of America and Countrywide Financial Corporation (“Countrywide”) is an example of a merger that presents us with risks and opportunities, as, prior to the merger, each of these two entities used some of the services we provide while obtaining others from third parties or from internal resources. We are in senior-level discussions with Bank of America about the scope of services we will provide to the newly consolidated entity. Bank of America has informed us that it is leaning towards phasing out the mortgage processing and appraisal services we provide to Bank of America and instead obtaining these services internally. These services together generated approximately 4% of our revenues in 2007. If this decision becomes final, we anticipate that a mortgage processing conversion would take from 12 to 30 months from July 2008 when the merger was completed. We have not received any formal notice of termination from Bank of America or been involved in any discussions with them about the mechanics or planning of a mortgage processing or appraisal conversion. It is possible that Bank of America could decide to continue its mortgage processing with us (due to greater efficiencies and cost savings we may provide as a result of our higher volumes, or due to other factors) or to continue its appraisal services with us (due to ramifications from the new Code of Conduct referred to below or other factors), although no assurance can be given in this regard. Furthermore, Bank of America obtains other services from us and has indicated a willingness to expand its relationship with us in other areas. We and Bank of America are discussing other revenue opportunities that may offset a phase-out of the mortgage processing and appraisal services. We cannot assure you that Bank of America will expand its relationship with us in other areas or that any other revenue opportunities will be realized.
     It is possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Further, additional bank failures impacting our customers could result in the discontinued use of certain of our services. Any of these developments could have a material adverse effect on our business and results of operations.
     In the wake of the current mortgage market, there could be adverse regulatory consequences or litigation that could affect us.
     Various aspects of our businesses are subject to federal and state regulation. The sharp rise in home foreclosures that started in the United States during the fall of 2006 and has accelerated in 2007 and 2008 has begun to result in investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Such actions and proceedings could have adverse consequences that could affect our business.
     Over the last few months, the New York Attorney General, or NYAG, has been conducting an inquiry into various practices in the mortgage market, including a review of the possibility that conflicts of interest have in some cases affected the accuracy of property appraisals. Recently, the NYAG announced a resolution of a portion of this inquiry with respect to Federal National Mortgage Association, which we refer to as Fannie Mae, and Federal Home Loan Mortgage Corporation, which we refer to as Freddie Mac. Under agreements entered into with the NYAG, Fannie Mae and Freddie Mac each committed to adopt a new Home Valuation Code of Conduct. This Code of Conduct establishes requirements governing appraiser selection, compensation, conflicts of interest and corporate independence, among other matters. Both Fannie Mae and Freddie Mac have agreed that they will not purchase any single family mortgage loans, other than government-insured loans, originated after January 1, 2009 from mortgage originators that have not adopted the Code of Conduct with respect to such loans. Among other things, the Code of Conduct prohibits the purchase of home mortgage loans by Fannie Mae and Freddie Mac if the associated appraisal is performed by an appraiser that is employed by the lender, a real estate settlement services provider or a subsidiary of a real estate settlement services provider.
     Although we provide real estate settlement services, we do not employ appraisers. Instead, we manage the activities of thousands of appraisers who all work as independent contractors. Nevertheless, Freddie Mac has issued a bulletin indicating that the prohibition in the Code of Conduct applies to independent contractor appraisers as well as employees.
     The Code of Conduct was subject to a comment period that expired on April 30, 2008. We participated in the comment process to attempt to clarify that we are not covered by the Code of Conduct. Several of the comments submitted by other parties and made publicly available to date, such as the comment letters filed by the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the Federal Trade Commission, have raised questions about the legality of the agreements reached by the NYAG with Fannie Mae and Freddie Mac on grounds such as whether the process by which the Code of Conduct was entered complied with appropriate administrative procedures for rulemaking.
     As written, the Code of Conduct is favorable to our appraisal operations because we do not hire appraisers as employees. However, the bulletin issued by Freddie Mac shortly after the Code was adopted introduced uncertainty about how Freddie Mac would apply it. Neither Fannie Mae nor the NYAG have announced similar interpretations. The NYAG, Fannie Mae, Freddie Mac and the Office of Federal Housing Enterprise Oversight (the principal regulator of Fannie Mae and Freddie Mac) are currently reviewing the public comments on the Code of Conduct, and are expected to clarify their collective intent prior to its implementation on January 1, 2009. If the Code of Conduct is ultimately revised or interpreted by the parties thereto in a manner that is adverse to our appraisal operations, we will consider multiple options, which could include: (1) possible court challenges to the legality of the Code of Conduct, on state or federal grounds; (2) restructuring our appraisal operations so that we can comply with the Code, which might include some form of joint operations with a third party; or (3) selling our appraisal business. At this time, we are unable to predict the ultimate effect of the Code of Conduct on our business or results of operations.
     The President recently signed into law the Foreclosure Prevention Act of 2008, wide-ranging legislation aimed at assisting the troubled housing market. Similar legislation is pending in several states, although we cannot predict the final form that such legislation may take or when it may become effective. It is too early to predict the impact that this new legislation may have on our business or results of operations.
Item 6. Exhibits
(a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2008	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
Francis K. Chan
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
31.1
Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.