Form 10-Q
period 2008-09-30
Lender Processing Services, Inc.
filed 2008-11-14
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No ☑
     As of October 31, 2008, 95,270,427 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2008

Part I: FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements (Unaudited)
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Balance Sheets

	September 30,	December
	2008 (Unaudited)	31, 2007 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$49,417	$39,566
Trade receivables, net of allowance for doubtful accounts of $36.0 million and $20.3 million at September 30, 2008 and December 31, 2007	371,098	286,236
Other receivables	15,582	7,971
Due from affiliates	1,082	—
Prepaid expenses and other current assets	22,387	33,323
Deferred income taxes, net	34,640	40,440

Total current assets	494,206	407,536

Property and equipment, net of accumulated depreciation and amortization of $138.0 million and $126.1 million at September 30, 2008 and December 31, 2007	92,473	95,620
Goodwill	1,086,606	1,078,154
Other intangible assets, net of accumulated amortization of $263.0 million and $239.0 million at September 30, 2008 and December 31, 2007	93,481	118,129
Computer software, net of accumulated amortization of $79.9 million and $73.9 million at September 30, 2008 and December 31, 2007	150,170	150,372
Other non-current assets	133,049	112,232

Total assets	$2,049,985	$1,962,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,367	$19,499
Accrued salaries and benefits	33,629	22,908
Recording and transfer tax liabilities	16,708	10,657
Due to affiliates	1,030	—
Income taxes payable	32,311	—
Other accrued liabilities	70,426	57,053
Current portion of long-term debt	110,105	—
Deferred revenues	53,946	58,076

Total current liabilities	350,522	168,193

Deferred revenues	32,866	23,146
Deferred income taxes, net	45,249	55,196
Long-term debt, excluding current portion	1,438,625	—
Other long-term liabilities	21,439	34,419

Total liabilities	1,888,701	280,954

Minority interest	11,103	10,050

Stockholders’ Equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2008 or December 31, 2007	—	—
Common stock $0.0001 par value; 500 million shares authorized, 95.3 million shares issued at September 30, 2008	9	—
FIS’s equity	—	1,671,039
Additional paid-in capital	101,640	—
Retained earnings	48,738	—
Accumulated other comprehensive earnings	35	—
Treasury stock $0.0001 par value; 7,000 shares at September 30, 2008	(241)	—

Total stockholders’ equity	150,181	1,671,039

Total liabilities and stockholders’ equity	$2,049,985	$1,962,043

(1)	Derived from audited financial statements.
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
Processing and services revenues, including $73.0 million and $55.5 million of revenues from related parties for the three month periods and $175.0 million and $162.5 million of revenues from related parties for the nine month periods ended September 30, 2008 and 2007, respectively	$472,678	$425,464	$1,385,784	$1,251,902
Cost of revenues, including related party expenses of $1.9 million and $1.6 million for the three month periods and $6.6 million and $4.2 million for the nine month periods ended September 30, 2008 and 2007, respectively	302,081	261,655	887,218	788,478

Gross profit	170,597	163,809	498,566	463,424
Selling, general, and administrative expenses, including related party expenses, net of expense reimbursements, of $2.8 million and $6.8 million for the three month periods and $25.1 million and $17.1 million for the nine month periods ended September 30, 2008 and 2007, respectively	59,746	51,528	178,745	160,600

Operating income	110,851	112,281	319,821	302,824
Other income (expense):
Interest income	476	427	1,039	1,172
Interest expense	(24,565)	(34)	(24,623)	(111)
Other income, net	(5)	—	277	—

Total other income (expense)	(24,094)	393	(23,307)	1,061

Earnings before income taxes, equity in losses of unconsolidated entity and minority interest	86,757	112,674	296,514	303,885
Provision for income taxes	33,662	43,610	115,048	117,620

Earnings before equity in losses of unconsolidated entity and minority interest	53,095	69,064	181,466	186,265
Equity in losses of unconsolidated entity	(1,484)	(794)	(3,854)	(2,514)
Minority interest	(330)	(279)	(1,053)	(715)

Net earnings	$51,281	$67,991	$176,559	$183,036

Net earnings per share — basic (1)	$0.54		$1.85

Weighted average shares outstanding — basic (1)	94,667		95,551

Net earnings per share — diluted (1)	$0.54		$1.84

Weighted average shares outstanding — diluted (1)	95,223		95,963

(1)	Earnings per share data for the three and nine months ended September 30, 2008 is reflected on a pro forma basis (Note 3).
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Comprehensive Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net earnings	$51,281	$67,991	$176,559	$183,036
Other comprehensive earnings:
Unrealized (loss) gain on other investments, net of tax	(111)	—	139	—
Unrealized loss on interest rate swaps, net of tax	(104)	—	(104)	—

Other comprehensive earnings	(215)	—	35	—

Comprehensive earnings	$51,066	$67,991	$176,594	$183,036

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other			Total
	Common	Common	Paid-In	Retained	FIS’s	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Equity	Earnings	Shares	Stock	Equity
Balances, December 31, 2007	—	$—	$—	$—	$1,671,039	$—	—	$—	$1,671,039

Net earnings (January 1, 2008 to June 20, 2008)	—	—	—	—	118,295	—	—	—	118,295
Net distribution to FIS	—	—	11,405	—	(121,677)	—	—	—	(110,272)
Capitalization of Lender Processing Services, Inc.	1	—	1,667,268	—	(1,667,657)	389	—	—	—
Issuance of note payable to FIS	—	—	(1,585,000)	—	—	—	—	—	(1,585,000)
Net earnings (June 21, 2008 to September 30, 2008)	—	—	—	58,264	—	—	—	—	58,264
Distribution of common stock (July 2, 2008)	94,610	9	(9)	—	—	—	—	—	—
Issuance of restricted stock	515	—	—	—	—	—	—	—	—
Cash dividends paid	—	—	—	(9,526)	—	—	—	—	(9,526)
Exercise of stock options	138	—	1,674	—	—	—	(7)	(241)	1,433
Tax benefit associated with exercise of stock options	—	—	512	—	—	—	—	—	512
Stock-based compensation	—	—	5,790	—	—	—	—	—	5,790
Unrealized loss on investments	—	—	—	—	—	(250)	—	—	(250)
Unrealized loss on interest rate swaps	—	—	—	—	—	(104)	—	—	(104)

Balances, September 30, 2008	95,264	$9	$101,640	$48,738	$—	$35	(7)	$(241)	$150,181

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$176,559	$183,036
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	68,395	77,852
Amortization of debt issuance costs	1,509	—
Deferred income taxes, net	3,968	13,688
Stock-based compensation cost	14,910	10,822
Income tax benefit from exercise of stock options	(512)	—
Equity in losses of unconsolidated entity	3,854	2,514
Minority interest	1,053	715
Changes in assets and liabilities, net of effects of acquisitions:
Net increase in trade receivables	(84,167)	(70,052)
Net (increase) decrease in other receivables	(7,612)	23,603
Net decrease (increase) in prepaid expenses and other assets	8,631	(6,953)
Net increase in deferred contract costs	(3,955)	(18,776)
Net decrease (increase) in deferred revenues	5,342	(24,272)
Net increase in accounts payable, accrued liabilities and other liabilities	59,317	2,971

Net cash provided by operating activities	247,292	195,148

Cash flows from investing activities:
Additions to property and equipment	(14,657)	(5,072)
Additions to capitalized software	(23,685)	(29,412)
Acquisitions, net of cash acquired	(15,488)	(37,305)

Net cash used in investing activities	(53,830)	(71,789)

Cash flows from financing activities:
Borrowings	25,700	—
Debt service payments	(61,993)	—
Capitalized debt issuance costs	(24,882)	—
Stock options exercised	1,433	—
Income tax benefit from exercise of stock options	512	—
Dividends paid	(9,526)	—
Net distributions to FIS	(114,855)	(143,843)

Net cash used in financing activities	(183,611)	(143,843)

Net increase (decrease) in cash and cash equivalents	9,851	(20,484)
Cash and cash equivalents, beginning of period	39,566	47,783

Cash and cash equivalents, end of period	$49,417	$27,299

Cash paid for interest	$15,543	$—

Cash paid for taxes	$720	$—

Non-cash contribution of stock compensation from FIS	$9,120	$10,822

Non-cash contribution for Espiel acquisition	$—	$6,000

Non-cash redistribution of assets to FIS	$(4,537)	$—

Non-cash exchange of FIS note	$(1,585,000)	$—

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
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries and affiliates prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Form 10 that became effective on June 20, 2008. The preparation of these Consolidated and Combined Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Capitalization and Closing of Lender Processing Services, Inc. Spin-off Transaction and Issuance of Common Stock Shares
     Our former parent, Fidelity National Information Services, Inc., is a Georgia corporation formerly known as Certegy Inc. In February 2006, Certegy Inc. merged with and into Fidelity National Information Services, Inc., a Delaware corporation, which we refer to as former FIS. Certegy Inc. survived the merger, which we refer to as the Certegy merger, to form our former parent. Following the Certegy merger, Certegy Inc. was renamed Fidelity National Information Services, Inc., which we refer to as FIS. Prior to the Certegy merger, former FIS was a majority-owned subsidiary of Fidelity National Financial, Inc., which we refer to as old FNF. Old FNF merged into our former parent in November 2006 as part of a reorganization, which included old FNF’s spin-off of Fidelity National Title Group, Inc. Fidelity National Title Group, Inc. was renamed Fidelity National Financial, Inc. following this reorganization, and we refer to it as FNF. FNF is now a stand-alone company, but remains a related entity from an accounting perspective.
     In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for a certain number of shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our new senior notes and debt obligations under our new credit facility described in Note 5. On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution, and the Company’s registration statement on Form 10 with respect to the distribution was declared effective by the Securities and Exchange Commission. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS.
     On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” The shares of the Company distributed to FIS shareholders on July 2, 2008 represented all of our issued and outstanding shares. Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. Following this debt-for-debt exchange, the portion of the existing Tranche B Term Loans acquired by FIS was

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
retired. On July 3, 2008, we commenced regular way trading on the New York Stock Exchange under the trading symbol “LPS.” Prior to the spin-off, we were a wholly-owned subsidiary of FIS.
     Our principal executive offices are located at 601 Riverside Avenue, Jacksonville, Florida 32204 and our main telephone number is (904) 854-5100. We were incorporated in Delaware in December 2007.
Separation from FIS and Principles of Consolidation and Combination
     Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements also reflect allocations of certain corporate expenses from FIS. These expenses have been allocated to us on a basis that management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by our businesses. These expense allocations reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FIS who are not our employees after the spin-off but who historically provided services to us. Certain of the amounts allocated to us reflect a portion of amounts charged to FIS under agreements entered into with FNF. Our historical financial statements also do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, we will incur other expenses, not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result, our historical financial statements do not necessarily reflect what our financial position or results of operations would have been if we had operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.
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
(2) Related Party Transactions
     We have historically conducted business with FNF. We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time. A summary of these agreements in effect through September 30, 2008 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in aggregate, are equal to approximately 88% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.
•	Agreements to provide software development and services. These agreements govern the fee structure under which we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, which consist primarily of data services required by the title insurance operations.
     A detail of related party items included in revenues for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007
Title agency commissions	$56.8	$34.7	$123.6	$103.0
Software development revenue	13.7	15.9	41.8	44.6
Other data related services	2.5	4.9	9.6	14.9

Total revenues	$73.0	$55.5	$175.0	$162.5

•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written notice. The title production services agreement can be terminated by either party upon 30 days’ prior written notice.
•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF has provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.
•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned by FNF and by FIS. In connection with the spin-off, the Company was added as a co-obligor of the aircraft lease obligations for the aircraft leased by FIS, and pursuant to an aircraft interchange agreement, LPS was included as an additional permitted user of corporate aircraft leased by FNF. FNF will also continue to be a permitted user of any aircraft leased by FIS or LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.
•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as landlord, for office space on the Company’s headquarters corporate campus. The Company also entered into a new

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
property management agreement with FNF for an office building located on the corporate campus with the Company’s headquarters. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of certain office space, furniture and furnishings at the Company’s headquarters location. In addition, the Company’s revenues include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters and business operations as well as revenues for property management services for FNF for the office building located on the corporate campus with the Company’s headquarters.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     A detail of related party items included in expenses for the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Title plant information expense	$1.9	$1.6	$6.6	$4.2
Corporate services	3.5	9.3	31.1	29.1
Licensing, leasing and cost sharing agreements	(0.7)	(2.5)	(6.0)	(12.0)

Total expenses	$4.7	$8.4	$31.7	$21.3

     We believe the amounts earned from or charged by FNF or FIS under each of the foregoing service arrangements are fair and reasonable. We believe that the approximately 88% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF are priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.
Other related party transactions:
     Investment by FNF in Fidelity National Real Estate Solutions, Inc.
     On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, FIS no longer consolidated FNRES, but recorded the remaining 39% interest as an equity investment. On June 16, 2008, FIS contributed its equity investment in FNRES to LPS in the spin-off (Note 1), which totaled $26.7 million and $30.5 million as of September 30, 2008 and December 31, 2007, respectively. LPS recorded equity losses (net of tax) from its investment in FNRES of $1.5 million and $0.8 million for the three months ended September 30, 2008 and 2007, respectively, and $3.9 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.
(3) Unaudited Pro Forma Net Earnings per Share
     The basic weighted average shares and common stock equivalents are generally computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, using the treasury stock method. However, due to the nature and timing of the spin-off, the number of outstanding shares issued in the capitalization of the Company were the only shares outstanding prior to the spin-off (Note 1). As such, management believes the resulting GAAP earnings per share — basic and GAAP earnings per share — diluted measures are not meaningful for the three and nine months ended September 30, 2008, and therefore, the calculation has been excluded from the Consolidated and Combined Statements of Earnings and the Notes thereto.
     Pro forma weighted average shares outstanding — basic, for the three months ended September 30, 2008, is calculated using the number of shares issued by LPS on July 2, 2008, as if the shares had been issued on July 1,

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
2008. Pro forma weighted average shares outstanding — diluted, for the three months ended September 30, 2008, is calculated using the same number of shares as the pro forma weighted average shares outstanding — basic, plus common stock equivalents from stock awards. Pro forma weighted average shares outstanding — basic, for the nine months ended September 30, 2008, is calculated using the same number of shares as the average of the number of shares used to calculate the pro forma weighted average shares outstanding — basic for the three months ended March 31, June 30 and September 30, 2008. Pro forma weighted average shares outstanding — diluted, for the nine months ended September 30, 2008, is calculated using the same number of shares as the average of the number of shares used to calculate the pro forma weighted average shares outstanding — diluted for the three months ended March 31, June 30 and September 30, 2008.
     The following table summarizes the pro forma earnings per share for the three and nine months ending September 30, 2008 (in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Pro forma weighted average shares outstanding — basic	94,667	95,551
Plus: Pro forma common stock equivalent shares	556	412

Pro forma weighted average shares outstanding — diluted	95,223	95,963

Pro forma basic net earnings per share	$0.54	$1.85

Pro forma diluted net earnings per share	$0.54	$1.84

     Options to purchase approximately 4.5 million shares of our common stock for the three months ended September 30, 2008 were not included in the computation of diluted earnings per share because they were antidilutive.
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
(5) Long-Term Debt
     Long-term debt as of September 30, 2008 consisted of the following (in thousands):

September 30,
2008
Term A Loan, secured, interest payable at LIBOR plus 2.50% (6.43% at September 30, 2008), quarterly principal amortization, maturing July 2013	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (6.43% at September 30, 2008), quarterly principal amortization, maturing July 2014	508,725
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings), Fed-funds plus 2.50% (Swingline Borrowings) or Prime plus 1.50% (Base Rate Borrowings) (6.43%, 4.53% or 6.50%, respectively, at September 30, 2008), maturing July 2013. Total of $139.3 million unused (net of outstanding letters of credit) as of September 30, 2008	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	375,000
Other promissory notes with various interest rates and maturities	5

1,548,730
Less current portion	(110,105)

Long-term debt, excluding current portion	$1,438,625

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit); (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes. Our debt obligations issued to FIS as described in Note 1 consisted of the Term A Loan, the Term B Loan and the Notes described below.
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
     The Notes were also subject to a Registration Rights Agreement dated July 2, 2008 (the “Registration Rights Agreement”) among the Company, the guarantors parties thereto, and J.P. Morgan Securities Inc., Banc of America Securities LLC and Wachovia Capital Markets, LLC, as representatives of the several initial purchasers. The Notes were initially unregistered under the Securities Act of 1933, but on October 15, 2008 were exchanged for registered notes pursuant to the Registration Statement filed on Form S-4 that became effective on September 10, 2008.
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
     LPS has no independent assets or operations, our subsidiaries’ guarantees are full and unconditional and joint and several, and our subsidiaries, other than subsidiary guarantors, are minor. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.
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
Interest Rate Swaps
     On July 10, 2008, the Company entered into the following 2-year amortizing interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed:

	Notional Amount	Bank Pays	LPS pays
Amortization Period	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	$400.0	1 Month LIBOR	3.275%
March 31, 2009 to June 30, 2009	$385.0	1 Month LIBOR	3.275%
June 30, 2009 to September 30, 2009	$365.0	1 Month LIBOR	3.275%
September 30, 2009 to December 31, 2009	$345.0	1 Month LIBOR	3.275%
December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	$310.0	1 Month LIBOR	3.275%
June 30, 2010 to July 31, 2010	$290.0	1 Month LIBOR	3.275%

(1)	3.93% as of September 30, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of September 30, 2008.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     Subsequent to quarter end, on October 6, 2008, the Company entered into an additional interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed. Under the agreement, the Company receives a one month LIBOR rate of interest in exchange for paying a fixed rate of 2.78% until December 31, 2010 on $350 million of notional principal amount.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $0.2 million as of September 30, 2008, which is included in the accompanying consolidated balance sheets in other noncurrent liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
     Principal maturities at September 30, 2008 for the next five years and thereafter are as follows (in thousands):

2008	$1,280
2009	145,100
2010	145,100
2011	145,100
2012	145,100
Thereafter	967,050

Total	$1,548,730

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
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow and Section 1031 tax deferred exchange arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and section 1031 tax deferred exchange operations, we routinely hold customers’ assets in escrow and investment accounts, pending completion of real estate and exchange transactions. Certain of these amounts are maintained in segregated accounts and have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks.
     We conduct our section 1031 tax deferred exchange operations through our subsidiary Investment Property Exchange Services, Inc. (“IPEX”). Pursuant to IPEX’s customary contractual arrangements with its customers, IPEX provides qualified intermediary services for 1031 tax deferred exchanges of property on behalf of its customer, and then holds the proceeds from the sale transaction until such time as the customer instructs IPEX to use the principal balance from the sale transaction in connection with the acquisition of a replacement property. These arrangements generally last for a period of six months or less. LPS guarantees the performance of IPEX’s obligations with respect to these arrangements, including IPEX’s proper application of a customer’s principal balance in the acquisition of a replacement property. As of September 30, 2008, IPEX’s customers’ balances were held in investment accounts that were largely invested in short-term, high grade investments that minimize the risk to its customers’ principal balances. None of the investments in the portfolio included auction rate securities or equities. However, as a result of recent illiquidity in the securities marketplace, certain investments maintained on behalf of our customers have experienced declines in market value. As of September 30, 2008, the aggregate market value of all investments held in escrow in our title agency, closing and IPEX operations totaled $892.7 million while our contingent liability to our customers totaled

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
$932.4 million. We believe that such declines in value are largely temporary in nature and there will be sufficient liquidity to complete our section 1031 tax deferred exchange obligations as they become payable. In accordance with the provisions of SFAS 157, the inputs used to determine the estimated fair value of the investments are Level 1-type measurements.
(8) Stock Option Plans
     Historically, our employees have participated in FIS’s, FNF’s and old FNF’s stock incentive plans that provide for the granting of incentive and nonqualified stock options, restricted stock and other stock-based incentive awards to officers and key employees. Since November 9, 2006, all options and awards held by our employees were issuable in the common stock of FIS. Prior to November 9, 2006, certain awards held by our employees were issuable in both old FNF and FIS common stock. On November 9, 2006, as part of the closing of the merger between FIS and old FNF, FIS assumed certain options and restricted stock grants that the Company’s employees and directors held under various old FNF stock-based compensation plans and all these awards were converted into awards issuable in FIS common stock.
     We provided for stock compensation expense of $5.8 million and $3.6 million for the three month periods and $14.9 million and $10.8 million for the nine month periods ended September 30, 2008 and 2007, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated and combined statements of earnings.
     On July 2, 2008, in connection with the spin-off, all FIS options and FIS restricted stock awards held by our employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by a new stock option plan. We measured the fair value of the awards using a Black-Scholes model with appropriate assumptions both before and after the date of the spin-off.
     On August 13, 2008, we granted 351,750 shares of restricted stock with a weighted average grant date fair value of $34.58 per share. Also, on that date, we granted options to purchase 1,682,500 shares of common stock with a weighted average exercise price of $34.58 per share and a weighted average fair value of $8.55 per share. The following assumptions were used for this stock option grant: the risk free interest rate was 3.2%, the volatility factor for the expected market price of the common stock was 25%, the expected dividend yield was 1.1% and weighted average expected life was 5 years.
     The exercise price and number of shares subject to each FIS option and FIS restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices. As of September 30, 2008, our employees held approximately 6.8 million outstanding LPS options, which have an average exercise price of $31.12 per share and a weighted average remaining contractual life of 5.9 years. Of the options, approximately 1.9 million were exercisable as of September 30, 2008 at an average exercise price of $22.67 per share with a weighted average remaining contractual life of 5.3 years. As of September 30, 2008, our employees held approximately 0.5 million outstanding LPS restricted stock awards.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued

Options Outstanding						Options Exercisable
			Weighted				Weighted
			Average	Weighted	Intrinsic Value at		Average	Weighted
			Remaining	Average	September 30,		Remaining	Average	Intrinsic Value at
Range of Exercise		Number of	Contractual	Exercise	2008	Number of	Contractual	Exercise	September 30, 2008
Prices		Options	Life	Price	(in thousands)	Options	Life	Price	(in thousands)

$0.00	$13.67	1,004,873	5.88	$12.64	$17,968	719,214	5.65	$12.23	$13,155
13.68	20.00	229,953	3.74	18.60	2,742	229,953	3.74	18.60	2,742
20.01	25.00	18,728	2.36	23.13	138	18,728	2.36	23.13	138
25.01	28.00	383,981	4.71	26.33	1,610	383,981	4.71	26.33	1,610
28.01	30.00	30,696	3.29	28.15	73	30,696	3.29	28.15	73
30.01	33.00	38,730	6.90	32.37	—	22,961	7.02	32.23	—
33.01	35.00	2,185,860	6.33	34.57	—	228,800	6.33	34.51	—
35.01	36.00	543,399	6.23	35.17	—	150,150	6.23	35.17	—
36.01	37.00	487,726	5.18	36.19	—	153,043	5.18	36.15	—
37.01	38.00	1,857,662	6.22	37.20	—	—	—	—	—
$0.00	$38.00	6,781,608	5.94	$31.12	$22,531	1,937,526	5.27	$22.67	$17,718
     At September 30, 2008, the total unrecognized compensation cost related to non-vested LPS stock options and LPS restricted stock awards held by our employees was $56.1 million, which will be recognized in pre-tax income over a weighted average period of 1.2 years.
(9) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended September 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$138,964	$335,389	$(1,675)	$472,678
Cost of revenues	73,980	229,804	(1,703)	302,081

Gross profit	64,984	105,585	28	170,597
Selling, general and administrative expenses	15,790	28,324	15,632	59,746

Operating income	$49,194	$77,261	$(15,604)	$110,851

Depreciation and amortization	$15,230	$6,669	$1,920	$23,819

Total assets	$1,061,519	$810,559	$177,907	$2,049,985

Goodwill	$662,172	$424,434	$—	$1,086,606

     As of and for the three months ended September 30, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$139,849	$289,256	$(3,641)	$425,464
Cost of revenues	78,391	184,595	(1,331)	261,655

Gross profit	61,458	104,661	(2,310)	163,809
Selling, general and administrative expenses	16,319	28,351	6,858	51,528

Operating income	$45,139	$76,310	$(9,168)	$112,281

Depreciation and amortization	$16,958	$7,279	$1,242	$25,479

Total assets	$1,047,239	$716,479	$151,970	$1,915,688

Goodwill	$651,600	$426,554	$—	$1,078,154

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     For the nine months ended September 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$416,532	$977,966	$(8,714)	$1,385,784
Cost of revenues	229,487	666,597	(8,866)	887,218

Gross profit	187,045	311,369	152	498,566
Selling, general and administrative expenses	49,519	86,153	43,073	178,745

Operating income	$137,526	$225,216	$(42,921)	$319,821

Depreciation and amortization	$45,216	$18,165	$5,014	$68,395

     For the nine months ended September 30, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Processing and services revenues	$424,234	$830,185	$(2,517)	$1,251,902
Cost of revenues	238,699	553,762	(3,983)	788,478

Gross profit	185,535	276,423	1,466	463,424
Selling, general and administrative expenses	49,095	83,104	28,401	160,600

Operating income	$136,440	$193,319	$(26,935)	$302,824

Depreciation and amortization	$52,577	$21,498	$3,777	$77,852

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated and Combined Financial Statements (Unaudited) and the Notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the elimination of existing and potential customers as a result of failures and consolidations in the banking and financial services industries; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; the impact of adverse changes in the level of real estate activity on demand for certain of our services; our ability to adapt our services to changes in technology or the marketplace; risks associated with protecting information security and privacy; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with our spin-off from FIS, including those relating to our new stand-alone public company status and limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and other risks and uncertainties detailed in Item 1A: Risk Factors of Part II of this report and in the “Statement Regarding Forward-Looking Information,” “Risk Factors,” and other sections of the Company’s Form 10 and other filings with the Securities and Exchange Commission.
Overview
     We are a leading provider of integrated technology and outsourced services to the mortgage lending industry, with market-leading positions in mortgage processing and default management services in the U.S. We have two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 29% and 71%, respectively, of our revenues for the three months ended September 30, 2008, and 30% and 70%, respectively, of our revenues for the nine months ended September 30, 2008. A large number of financial institutions use our services, including 39 of the 50 largest banks in the U.S. based on 2007 rankings. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers. Our integrated solutions create a strong value proposition for our customers across the life cycle of a mortgage. We believe that we will continue to benefit from the opportunity to cross-sell services across our broad customer base.

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
     On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution, and the Company’s registration statement on Form 10 with respect to the distribution was declared effective by the Securities and Exchange Commission. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS.

     On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” The shares of the Company distributed to FIS shareholders on July 2, 2008 represented all of our issued and outstanding shares. Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. Following this debt-for-debt exchange, the portion of the existing Tranche B Term Loans acquired by FIS was retired. On July 3, 2008, we commenced regular way trading on the New York Stock Exchange under the trading symbol “LPS.” Prior to the spin-off, we were a wholly-owned subsidiary of FIS.
Recent Trends and Developments
     Present economic conditions, as well as changes in financial markets, have affected and may continue to affect our results of operations. As a result of the weakening economy and, specifically, the declining housing market, mortgage origination rates around the country have decreased, while default rates have increased. These changes have contributed to a significant continued growth of our default services, partially offset by a decline in our loan origination services. Additionally, in part as a result of the rising mortgage delinquency and default rates, many banks and financial institutions are experiencing negative operating results, which, in some cases, has led to the failure and or consolidation of certain banks and financial institutions. Such failures and consolidations of banks and financial institutions, as well as the effects of legislation that has been or may be enacted in response to current conditions, may have an additional effect on our future results of operations.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Form 10 became effective on June 20, 2008.
Transactions with Related Parties
     We have historically conducted business with FIS and its subsidiaries, FNF and its subsidiaries, and other related parties. See Note 2 to the Notes to Consolidated and Combined Financial Statements for a detailed description of all related party transactions.
Factors Affecting Comparability
     The Consolidated and Combined Financial Statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On July 2, 2008, we borrowed $1,235.7 million under bank credit facilities, including $25.7 million on a revolving credit facility. We also issued senior notes in an aggregate principal amount of $375.0 million. Prior to July 2, 2008 we had no debt on the balance sheet and an insignificant amount of interest expense on the income statement.
     As a result of the above transactions, the results of operations in the periods covered by the Consolidated and Combined Financial Statements may not be directly comparable.

     Comparisons of three and nine months ended September 30, 2008 and 2007
Consolidated Results of Operations — Unaudited
     The following tables reflect certain amounts included in operating income in our consolidated and combined statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

			% of Revenue		Variance
Three months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$472.7	$425.5	100.0%	100.0%	$47.2	11.1%
Cost of revenues	302.1	261.7	63.9%	61.5%	(40.4)	-15.4%

Gross profit	170.6	163.8	36.1%	38.5%	6.8	4.2%
Gross margin	36.1%	38.5%

Selling, general and administrative expenses	59.7	51.5	12.6%	12.1%	(8.2)	-15.9%

Operating income	$110.9	$112.3	23.5%	26.4%	$(1.4)	-1.2%

Operating margin	23.5%	26.4%

			% of Revenue		Variance
Nine months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$1,385.8	$1,251.9	100.0%	100.0%	$133.9	10.7%
Cost of revenues	887.3	788.5	64.0%	63.0%	(98.8)	-12.5%

Gross profit	498.5	463.4	36.0%	37.0%	35.1	7.6%
Gross margin	36.0%	37.0%

Selling, general and administrative expenses	178.7	160.6	12.9%	12.8%	(18.1)	-11.3%

Operating income	$319.8	$302.8	23.1%	24.2%	$17.0	5.6%

Operating margin	23.1%	24.2%
     Processing and Services Revenues
     Processing and services revenues increased $47.2 million, or 11.1%, during the third quarter of 2008, and $133.9 million, or 10.7%, during the first nine months of 2008. These increases were primarily driven by growth in Default Services as a result of continued growth in foreclosure volumes, partially offset by a decline in Loan Facilitation Services due to ongoing weakness in the housing market and the resulting impact on our loan origination services.
     Cost of Revenues
     Cost of revenues increased $40.4 million, or 15.4%, during the third quarter of 2008, and $98.8 million, or 12.5%, during the first nine months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 61.5% during the third quarter of 2007 to 63.9% in the same period of 2008, and from 63.0% during the first nine months of 2007 to 64.0% in the same period of 2008. These increases are primarily due to a change in revenue mix resulting from growth in several of our default management services businesses, which have a higher cost of revenue associated with their operations, combined with revenue declines from our higher margin Loan Facilitation Services, loan origination software sales, and data and analytic services. Additionally, the third quarter of 2007 includes an adjustment to reduce incentive compensation based on results for that period.
     Gross Margin
     Gross profit as a percentage of processing and services revenues (“gross margin”) declined from 38.5% during the third quarter of 2007 to 36.1% in the 2008 period, and from 37.0% during the first nine months of 2007 to 36.0% in the same period of 2008, as a result of the factors described above.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $8.2 million, or 15.9%, during the third quarter of 2008, and $18.1 million, or 11.3%, during the first nine months of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues was relatively consistent year over year. The increase in selling, general and administrative expenses during the first nine months of 2008 is primarily due to restructuring and spin-off related charges totaling $5.5 million incurred prior to the spin-off transaction, as well as incremental public company costs and an increase in stock compensation and other incentive related costs.
     Operating Income
     Operating income decreased $1.4 million, or 1.2%, during the third quarter of 2008 and increased $17.0 million, or 5.6%, during the first nine months of 2008. Operating income as a percentage of processing and services revenues (“operating margin”) declined from 26.4% during the third quarter of 2007 to 23.5% in the 2008 period, and from 24.2% during the first nine months of 2007 to 23.1% in the 2008 period, as a result of the factors described above.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

			% of Revenue		Variance
Three months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$139.0	$139.8	100.0%	100.0%	$(0.8)	-0.6%
Cost of revenues	74.0	78.4	53.2%	56.1%	4.4	5.6%

Gross profit	65.0	61.4	46.8%	43.9%	3.6	5.9%
Gross margin	46.8%	43.9%

Selling, general and administrative expenses	15.8	16.3	11.4%	11.7%	0.5	3.1%

Operating income	$49.2	$45.1	35.4%	32.3%	$4.1	9.1%

Operating margin	35.4%	32.3%

			% of Revenue		Variance
Nine months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$416.5	$424.2	100.0%	100.0%	$(7.7)	-1.8%
Cost of revenues	229.5	238.7	55.1%	56.3%	9.2	3.9%

Gross profit	187.0	185.5	44.9%	43.7%	1.5	0.8%
Gross margin	44.9%	43.7%

Selling, general and administrative expenses	49.5	49.1	11.9%	11.6%	(0.4)	-0.8%

Operating income	$137.5	$136.4	33.0%	32.2%	$1.1	0.8%

Operating margin	33.0%	32.2%
     Processing and Services Revenues
     Processing and services revenues decreased nominally during the third quarter of 2008, and $7.7 million, or 1.8%, during the first nine months of 2008 when compared to the prior year period. The decrease during the first nine months of 2008 was primarily driven by decreases in revenues in our loan origination software sales and data and analytics services, partially offset by continued growth in our Desktop application.

     Cost of Revenues
     Cost of revenues decreased $4.4 million, or 5.6%, during the third quarter of 2008, and $9.2 million, or 3.9%, during the first nine months of 2008 when compared to the prior year period. Cost of revenues as a percentage of processing and services revenues decreased from 56.1% during the third quarter of 2007 to 53.2% in the third quarter of 2008 and from 56.3% during the first nine months of 2007 to 55.1% in the 2008 period. These decreases are primarily due to a change in revenue mix resulting from growth in data access and loan activities in our mortgage processing operation, which carry a higher marginal contribution, as well as continued growth in our Desktop services. The impact of these changes was partially offset by revenue declines from our higher margin loan origination software sales and data and analytic services. Additionally, the third quarter of 2007 includes an adjustment to reduce incentive compensation based on results for that period.
     Gross Margin
     Gross margin increased from 43.9% during the third quarter of 2007 to 46.8% in the third quarter of 2008, and from 43.7% during the first nine months of 2007 to 44.9% in the same period in 2008, as a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses of $15.8 million and $49.5 million during the three and nine months ended September 30, 2008, respectively, were relatively flat to comparable balances in the prior year periods.
     Operating Income
     Operating income increased $4.1 million, or 9.1%, during the third quarter of 2008, and $1.1 million, or 0.8%, during the first nine months of 2008 when compared to the prior year periods. Operating margin increased from 32.3% during the third quarter of 2007 to 35.4% in the third quarter of 2008, and from 32.2% during the first nine months of 2007 to 33.0% in the same period of 2008, as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

			% of Revenue		Variance
Three months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$335.4	$289.3	100.0%	100.0%	$46.1	15.9%
Cost of revenues	229.8	184.6	68.5%	63.8%	(45.2)	-24.5%

Gross profit	105.6	104.7	31.5%	36.2%	0.9	0.9%
Gross margin	31.5%	36.2%

Selling, general and administrative expenses	28.3	28.4	8.4%	9.8%	0.1	0.4%

Operating income	$77.3	$76.3	23.0%	26.4%	$1.0	1.3%

Operating margin	23.0%	26.4%

			% of Revenue		Variance
Nine months ended September 30,	2008	2007	2008	2007	$	%
(in millions)
Processing and services revenues	$978.0	$830.2	100.0%	100.0%	$147.8	17.8%
Cost of revenues	666.6	553.8	68.2%	66.7%	(112.8)	-20.4%

Gross profit	311.4	276.4	31.8%	33.3%	35.0	12.7%
Gross margin	31.8%	33.3%

Selling, general and administrative expenses	86.2	83.1	8.8%	10.0%	(3.1)	-3.7%

Operating income	$225.2	$193.3	23.0%	23.3%	$31.9	16.5%

Operating margin	23.0%	23.3%
     Processing and Services Revenues
     Processing and services revenues increased $46.1 million, or 15.9%, during the third quarter of 2008, and $147.8 million, or 17.8%, during the first nine months of 2008 when compared to the prior year periods. The increase during the three and nine months ended September 30, 2008 was primarily driven by growth of 97.1% and 85.3%, respectively, in our default management services due to strong market growth as well as continued market share gains. These increases were partially offset by declines in our loan facilitation services, which includes our front-end loan origination related services, due to ongoing weakness in the housing market. The most significant declines in our loan facilitation services included appraisal, tax, settlement and our 1031 property exchange services.
     Cost of Revenues
     Cost of revenues increased $45.2 million, or 24.5%, during the third quarter of 2008, and $112.8 million, or 20.4%, during the first nine months of 2008 when compared to the prior year periods. Cost of revenues as a percentage of processing and services revenues increased from 63.8% during the third quarter of 2007 to 68.5% in the 2008 period, and from 66.7% during the first nine months of 2007 to 68.2% in the 2008 period. The increases during 2008 are primarily due to the growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Margin
     Gross margin decreased from 36.2% during the third quarter of 2007 to 31.5% in the 2008 period, and from 33.3% during the first nine months of 2007 to 31.8% in the same period of 2008. The decline in gross margin is mainly due to a change in revenue mix as the year-over-year declines in origination and refinance related revenues, which traditionally carry a higher margin contribution, were offset by significant growth in certain of our lower margin default management services operations.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $0.1 million, or 0.4%, during the third quarter of 2008, and increased $3.1 million, or 3.7%, during the first nine months of 2008 when compared to the prior year periods. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 9.8% during the third quarter of 2007 to 8.4% in the same period of 2008, and from 10.0% during the first nine months of 2007 to 8.8% in the 2008 period. The decrease in selling, general and administrative expenses as a percentage of processing and services revenues is primarily due to significant growth in our default management services and the resulting leverage of our overhead infrastructure.
     Operating Income
     Operating income increased $1.0 million, or 1.3%, during the third quarter of 2008, and $31.9 million, or 16.5%, during the first nine months of 2008 when compared to the prior year periods. Operating margin decreased from 26.4% during the third quarter of 2007 to 23.0% in the third quarter of 2008, and from 23.3% during the first nine months of 2007 to 23.0% in the 2008 period, due to the factors described above.
Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment increased from $9.2 million during the third quarter of 2007 to $15.6 million in the third quarter of 2008, and from $26.9 million during the first nine months of 2007 to $42.9 million in the same period in 2008. The increase in net corporate expenses for both the three and nine months ended September 30, 2008 is primarily due to spin-off related costs incurred in 2008 as well as higher incentive and stock related compensation costs. Stock related compensation costs were $5.8 million and $3.6 million for the three months ended September 30, 2008 and 2007, respectively, and $14.9 million and $10.8 million for the nine months ended September 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
     Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2008, we had cash on hand of $49.4 million and debt, including current portion, of $1,548.7 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We intend to pay quarterly cash dividends to our stockholders of $0.10 per share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law.
Capital Expenditures
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $38.3 million and $34.5 million on capital expenditures during the nine months ended September 30, 2008 and 2007, respectively, primarily on equipment, purchased software and internally developed software.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings are outstanding at September 30, 2008; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $665.0 million is outstanding at September 30, 2008; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $508.7 million is outstanding at September 30, 2008. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
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
     LPS has no independent assets or operations, our subsidiaries’ guarantees are full and unconditional and joint and several, and our subsidiaries, other than subsidiary guarantors, are minor. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.
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
Interest Rate Swaps
     On July 10, 2008, the Company entered into the following 2-year amortizing interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed:

	Notional Amount	Bank Pays	LPS pays
Amortization Period	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	$400.0	1 Month LIBOR	3.275%
March 31, 2009 to June 30, 2009	$385.0	1 Month LIBOR	3.275%
June 30, 2009 to September 30, 2009	$365.0	1 Month LIBOR	3.275%
September 30, 2009 to December 31, 2009	$345.0	1 Month LIBOR	3.275%
December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	$310.0	1 Month LIBOR	3.275%
June 30, 2010 to July 31, 2010	$290.0	1 Month LIBOR	3.275%

(1)	3.93% as of September 30, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of September 30, 2008.
     Subsequent to quarter end, on October 6, 2008, the Company entered into an additional interest rate swap transaction converting a portion of our interest rate exposure on our floating rate debt from variable to fixed. Under the agreement, the Company receives a one month LIBOR rate of interest in exchange for paying a fixed rate of 2.78% until December 31, 2010 on $350 million of notional principal amount.
     We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges results in a liability of $0.2 million as of September 30, 2008, which is included in the accompanying consolidated balance sheets in other noncurrent liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.
Contractual Obligations
     Our long-term contractual obligations generally include our operating lease payments on certain of our property and equipment. As of September 30, 2008, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt	$1,280	$145,100	$145,100	$145,100	$145,100	$967,050	$1,548,730
Interest on long-term debt	18,108	97,533	89,436	85,243	75,922	172,566	538,808
Operating lease payments	5,285	19,277	11,474	7,465	5,274	401	49,176
Deferred compensation (1)	—	—	—	—	—	20,228	20,228

Total	$24,673	$261,910	$246,010	$237,808	$226,296	$1,160,245	$2,156,942

(1)	Deferred compensation is presented as payable after 2012 because of the uncertain timing of the payables.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow and Section 1031 tax deferred exchange arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and section 1031 tax deferred exchange operations, we routinely hold customers’ assets in escrow and investment accounts, pending completion of real estate and exchange transactions. Certain of these amounts are maintained in segregated accounts and have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks.
     We conduct our section 1031 tax deferred exchange operations through our subsidiary Investment Property Exchange Services, Inc. (“IPEX”). Pursuant to IPEX’s customary contractual arrangements with its customers, IPEX provides qualified intermediary services for 1031 tax deferred exchanges of property on behalf of its customer, and then holds the proceeds from the sale transaction until such time as the customer instructs IPEX to use the principal balance from the sale transaction in connection with the acquisition of a replacement property. These arrangements generally last for a period of six months or less. LPS guarantees the performance of IPEX’s obligations with respect to these arrangements, including IPEX’s proper application of a customer’s principal balance in the acquisition of a replacement property. As of September 30, 2008, IPEX’s customers’ balances were held in investment accounts that were largely invested in short-term, high grade investments that minimize the risk to its customers’ principal balances. None of the investments in the portfolio included auction rate securities or equities. However, as a result of recent illiquidity in the securities marketplace, certain investments maintained on behalf of our customers have experienced declines in market value. As of September 30, 2008, the aggregate market value of all investments held in escrow in our title agency, closing and IPEX operations totaled $892.7 million while our contingent liability to our customers totaled $932.4 million. We believe that such declines in value are largely temporary in nature and there will be sufficient liquidity to complete our section 1031 tax deferred exchange obligations as they become payable. In accordance with the provisions of SFAS 157, the inputs used to determine the estimated fair value of the investments are Level 1-type measurements.
Recent Accounting Pronouncements
     In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which will become effective for periods beginning on or after December 15, 2008, and will be applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Management has determined that the adoption of the FSP will not materially affect the Company’s statements of financial condition or operations.
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
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s statements of financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     In the normal course of business, we are routinely subject to a variety of risks, including those described in Part II, Item 1A, Risk Factors, below and in the sections titled “Risk Factors” and “Statement Regarding Forward-Looking Information” in our Form 10 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations.
     The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with interest rate movements on our outstanding debt. We expect to regularly assess market risks and to establish policies and business practices to protect against the adverse effects of these exposures.
     We are a highly leveraged company, with approximately $1,548.7 million in long-term debt outstanding as of September 30, 2008. The Company has entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $4.4 million.
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
Item 1A. Risk Factors
     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and elsewhere in this report and others described in the sections titled “Statement Regarding Forward-Looking Information” and “Risk Factors” in our Form 10 and other filings with the Securities and Exchange

Commission, which are incorporated herein by reference. Any of the risks described herein could result in a significant adverse effect on our results of operation and financial condition.
     Consolidations and failures in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.
     There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. As a result of the rising mortgage delinquency and default rates, many banks and financial institutions are experiencing negative operating results, including many of our customers. In some cases, these negative operating results have led to the failure and/or consolidation of certain banks and financial institutions, including: the merger of Bank of America and Countrywide Financial Corporation (“Countrywide”); the failure of IndyMac; the proposed acquisition of Merrill Lynch by Bank of America; the acquisition of Washington Mutual’s assets and deposits by JPMorgan Chase; and the proposed acquisition of Wachovia by Wells Fargo.
     Failures, mergers and consolidations of banks and financial institutions reduce the number of our customers and potential customers, which could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.
     The recent merger of Bank of America and Countrywide is an example of such a consolidation. Prior to the merger, each of these two entities used some of the services we provide while obtaining others from third parties or from internal resources. Since the closing of the merger, Bank of America has informed us that it continues to lean toward phasing out the mortgage processing and some of the appraisal services we provide to it and instead obtaining these services internally. These services together generated approximately 4% of our revenues in 2007. If this decision becomes final, we anticipate that a mortgage processing conversion would occur sometime in 2010. In the meantime, the amount of revenue that we have received from the combined company since the merger has increased and we continue to discuss other revenue opportunities that may offset a phase-out of the mortgage processing and appraisal services. It is also possible that Bank of America could decide to continue to use our mortgage processing and/or appraisal services or continue to expand its relationship with us with respect to other services we offer, although no assurance can be given in this regard.
     Washington Mutual and JPMorgan Chase also use some of the services we provide, as do Wachovia and Wells Fargo. In addition, Merrill Lynch, which is also being acquired by Bank of America, uses certain of our services. It is possible that, as a result of one consolidating institution providing internally or obtaining from a different provider certain services which the other consolidating institution obtains from us, they may discontinue using certain of our services or may begin using some of our services they had not previously used as a result of these transactions. However, it is too soon to predict the impact that these consolidations may have on the types, amounts and pricing of services we will provide to these institutions in the future,

     Efforts by the government, financial institutions and other parties to address the troubled mortgage market and the current economic and financial environment could affect us.
     Several new pieces of legislation have been recently enacted to address the struggling mortgage market and the current economic and financial environment, including the Foreclosure Prevention Act of 2008, a piece of wide-ranging legislation aimed at assisting the troubled housing market, and the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). It is too early to predict the impact that this new legislation may have on our business or results of operations.
     It is possible that state and/or federal authorities may take additional action to address the current economic situation. For example, various federal and state initiatives have been proposed concerning foreclosure relief, although we cannot predict the final form that any such legislation or other relief may take, when it may become effective or the impact it may have on our business.
     There is also increasing pressure on lenders and loan servicers to implement loan modification programs to help existing borrowers to avoid foreclosure. The Federal National Mortgage Association, which we refer to as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which we refer to as Freddie Mac, government-sponsored organizations that are tasked with working with financial institutions to provide liquidity to the mortgage market, have both recently been placed into conservatorship. Also, as a result of TARP, the federal government has taken an equity ownership interest in a number of banks and financial institutions, and may invest in additional institutions in the future. These situations may place additional pressure on those institutions to adopt these loan modification programs or other policies advocated by the federal government. We are unable to predict the extent to which banks and financial institutions may implement these policies, the form such policies may take or the impact they may have on our business and results of operations.
     The sharp rise in home foreclosures experienced over the last couple of years has also resulted in investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Such actions and proceedings could have adverse consequences that could affect our business.
     For example, in 2007, the New York Attorney General, or NYAG, began conducting an inquiry into various practices in the mortgage market, including a review of the possibility that conflicts of interest have in some cases affected the accuracy of property appraisals. In March 2008, the NYAG announced a resolution of a portion of this inquiry with respect to Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac each committed to adopt a new Home Valuation Code of Conduct that establishes requirements governing appraiser selection, compensation, conflicts of interest and corporate independence, among other matters. Among other things, the Code of Conduct prohibits the purchase of home mortgage loans by Fannie Mae and Freddie Mac if the associated appraisal is performed by an appraiser that is employed by the lender, a real estate settlement services provider or a subsidiary of a real estate settlement services provider. Although we provide real estate settlement services, we do not employ appraisers. Instead, we manage the activities of thousands of appraisers who all work as independent contractors. However, Freddie Mac issued a bulletin indicating that the prohibition in the Code of Conduct applies to independent contractor appraisers as well as employees.
     The NYAG, Fannie Mae, Freddie Mac and the Office of Federal Housing Enterprise Oversight (the principal regulator of Fannie Mae and Freddie Mac) are currently reviewing the public comments on the Code of Conduct, and are expected to clarify their collective intent and finalize the Code of Conduct prior to December 31, 2008, with implementation to occur in 2009. If the Code of Conduct is ultimately revised or interpreted by the parties thereto in a manner that is adverse to our appraisal operations, we will consider multiple options, which could include: (1) possible court challenges to the legality of the Code of Conduct, on state or federal grounds; (2) restructuring our appraisal operations so that we can comply with the Code, which might include some form of joint operations with a third party; or (3) selling our appraisal business. At this time, we are unable to predict the ultimate effect of the Code of Conduct on our business or results of operations.

     Low levels of lending and real estate activity reduces demand for certain of our services and may adversely affect our results of operations.
     Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases, the level of home prices and general economic conditions. The volume of refinancing transactions in particular and mortgage originations in general declined in 2005, 2006 and 2007 from 2004 levels, resulting in reduction of revenues in some of our businesses. In 2008, the sharply rising mortgage delinquency and default rates has caused negative operating results at a number of banks and financial institutions and, as a result, has significantly reduced the level of lending activity. The current Mortgage Bankers Association forecast is for approximately $1.9 trillion of mortgage originations in 2008 compared to $2.3 trillion in 2007. These trends appear likely to continue. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.
     Further, in the event that levels of home ownership were to decline or other factors were to reduce the aggregate number of U.S. mortgage loans, our revenues from mortgage processing could be adversely affected.
     If we were to lose any of our largest customers, our results of operations could be significantly affected.
     A small number of customers have accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2007, our three largest customers accounted for approximately 25% of our aggregate revenue and approximately 23% and 26% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. In addition, our fourth largest customer in 2007, which represented 3.5% of our aggregate revenue, was Countrywide, which recently merged with Bank of America, which is one of our three largest customers. The assets and deposits of Washington Mutual, which was also one of our three largest customers in 2007, were recently acquired by JPMorgan Chase, which is also a significant customer of ours. In addition, Wachovia, which is one of our significant customers, is being acquired by Wells Fargo, which was one of our three largest customers in 2007. Our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships, as a result of changes following a merger, consolidation or otherwise, could significantly reduce our revenues. See “Management’s discussion and analysis of financial condition and results of operations — Business trends and conditions.”
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

Date: November 14, 2008	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
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