Form 10-K
period 2008-12-31
Lender Processing Services, Inc.
filed 2009-03-17
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34005

Lender Processing Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1547801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida (Address of principal executive offices)	32204 (Zip Code)

(904) 854-5100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

Prior to July 2, 2008, Lender Processing Services, Inc. was a privately-held subsidiary, and there was no public market for the Company’s common stock. As of February 27, 2009, the aggregate market value of the registrant’s common stock held by nonaffiliates was $2,467,180,472 based on the closing sale price of $26.19 on that date as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 95,279,543 as of February 27, 2009.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2008, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

LENDER PROCESSING SERVICES, INC.
2008 FORM 10-K ANNUAL REPORT

i

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger described below; all references to “old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of former FIS’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of old FNF but now a stand-alone company.

PART I

Item 1.	Business.

Overview

We are a leading provider of integrated technology and outsourced services to the mortgage lending industry, with market-leading positions in mortgage processing and default management services in the U.S. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our data and analytics offerings include alternative valuation services, aggregated property and loan data and advanced analytics tools. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.

Lender Processing Services, Inc. was formed as a Delaware corporation in December 2007. Prior to July 2, 2008, the Company was a wholly-owned subsidiary of FIS. In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for a certain number of shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations. On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS.

FIS was formed by the February 2006 merger of Certegy and former FIS, which we refer to as the Certegy merger. Certegy survived the merger and was renamed Fidelity National Information Services, Inc. Prior to the Certegy merger, former FIS was a majority-owned subsidiary of old FNF. Old FNF merged into FIS in November 2006 as part of a reorganization, which included old FNF’s spin-off of Fidelity National Title Group, Inc. Fidelity National Title Group, Inc. was renamed Fidelity National Financial, Inc. following this reorganization, and we refer to it as FNF.

Information about Reporting Segments

We offer a suite of applications and services across the mortgage continuum. Our two reportable segments are Technology, Data and Analytics and Loan Transaction Services. We provide our services to many of the top 50 U.S. banks, as well as a number of other financial institutions, mortgage lenders and mortgage loan servicers, and real estate professionals.

In our Technology, Data and Analytics segment, our principal technology offerings are applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology services primarily consist of mortgage processing and workflow management. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from mortgage processing are generally based on the number of mortgages processed on our software. The number of mortgages processed includes both new mortgages and existing mortgages that have been originated in prior years and are still on the books of our lending customers. Our technology services include, among others, our Desktop application, which at present is deployed primarily to customers utilizing our default management services, but has broader applications. The Desktop application generally earns revenues on a per transaction basis. Our data and analytics services primarily consist of our alternative valuation services, our property records data businesses and our applied analytical tools. For 2008, the Technology, Data and Analytics segment produced $565.7 million, or 30%, of our consolidated and combined revenues.

Our Loan Transaction Services segment consists principally of our loan facilitation services and our default management services. Our loan facilitation services consist primarily of settlement services provided through centralized facilities in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property, traditional property appraisals provided through our nationwide network of independent appraisers, and certain other origination and real estate-related services. Our default management services are provided to national lenders and loan servicers. These services allow our customers to outsource some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process. Our revenues from our Loan Transaction Services segment in 2008 were $1,307.8 million, or 70%, of our consolidated and combined revenues.

In 2008, 2007 and 2006, all of our revenues were from sources within the U.S. and Puerto Rico.

Technology, Data and Analytics

Our Technology, Data and Analytics segment offers leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage. Our customers use our technology and services to reduce their operating costs, improve their customer service and enhance their competitive position. We continually work with our customers to customize and integrate our software and services in order to assist them in achieving the value proposition that we offer to them.

Technology.  We sell the most widely used mortgage loan servicing platform in the U.S., which offers a comprehensive set of mortgage servicing functions within a single system. We also offer our Desktop application, which is a middleware information system that we have deployed primarily for use within our default management services. The primary applications and services of our technology businesses include:

•	MSP. Our mortgage servicing platform, or MSP, is an application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP serves as the core application through which our bank customers keep the primary records of their mortgage loans, and as a result is an important part of the bank’s underlying processing infrastructure. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit and daily simple interest loans. We expanded our capabilities on our MSP platform to include processing home equity lines of credit, or HELOCs. Traditionally, the software systems that many banks use to process HELOCs are based on credit card systems, and we believe, as a result, are less robust than MSP in areas such as escrow tracking and regulatory reporting. We believe the banking industry is now beginning to realize that it needs better processing systems for HELOCs than most banks currently employ. We have also integrated some of our analytic tools into MSP, which can assist our customers’ loan marketing or loss mitigation efforts.

When a bank hires us to process its mortgage portfolio, we provide the hardware and the skilled personnel whose role is to keep the system up and running 24 hours a day, seven days a week; to keep the programs and interfaces running smoothly; and to make the system and application changes needed to upgrade the processes and ensure compliance with regulatory changes. We also undertake to perform the processing securely. The bank customer is responsible for all external communications and all keying or other data input, such as reflecting when checks or other payments are received from its loan customers. MSP can be purchased on a stand-alone, licensed basis, but the majority of our MSP customers use us as their processing partner and engage us to perform all data processing functions in our technology center in Jacksonville, Florida.

•	Desktop. We have developed a web-based workflow information system, which we refer to as Desktop. The Desktop application can be used for managing a range of different workflow processes. It can be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple constituencies access to key data needed for various types of process management. We originally developed Desktop for use in our default management businesses, although it is an enterprise workflow application that is used to handle a wide range of other processes. The Desktop application enables our customers to seamlessly manage different processes through a single application and thus reduces our customers’ processing time and application maintenance costs. We provide electronic access for all our default management customers through our Desktop application that allows them to monitor the status of our services over the Internet. We can also create an automated interface between MSP and Desktop that allows default services pre-selected by our customers to automatically begin at a pre-determined stage in the default of any loan which is serviced by our MSP application.

•	Other software applications. We offer various software applications and services that facilitate the origination of mortgage loans in the U.S. For example, we offer a loan origination software system, known as Empower!, which is used by banks, savings & loans and mortgage bankers to automate the loan origination process. Empower! provides seamless credit bureau access and interfaces with MSP, automated underwriting systems used by Freddie Mac and Fannie Mae and various vendors providing settlement services. We also offer a software system, known as SoftPro, which is a leading real estate closing and title insurance production application used to create the appropriate forms necessary for the closing of residential and commercial real estate transactions in the U.S. Finally, we are the majority owner of RealEC Technologies, Inc., or RealEC, which is a provider of collaborative network solutions to the mortgage industry. RealEC’s applications enable lenders and their business partners to electronically connect, collaborate and automate their business processes to eliminate paper, manual processing and other obstacles in the origination and servicing of mortgage loans. RealEC provides partner connectivity, automated vendor management, advanced data capture, document management services, integration services, intelligent product decision tools, vendor sourcing tools and a B2B exchange to mortgage originators.

We build all of our technology platforms to be scalable, highly secure, flexible, standards-based, and web connected. Standards and web connectivity ensure that our products are easy to use for our customers. Further, we can bring solutions to market quickly due to investments that we have made in integrating our technology.

Data and analytics.  In addition to our technology applications, this segment provides data and analytics that are used in different steps in the life cycle of a mortgage. Our primary data and analytics services are:

•	Alternative valuation services. In recent years, the increasing availability of reliable information related to real estate and real estate transactions has encouraged lenders and other real estate professionals to use alternatives to traditional appraisals. We offer our customers a broad range of property valuation services beyond the traditional appraisals offered by our Loan Transaction Services segment that allow them to match their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, broker price opinions, collateral risk scores, appraisal review services and valuation reconciliation services. To deliver these services, we utilize artificial intelligence software, detailed real estate statistical analysis, and modified physical property inspections.

•	Data and information. We acquire and aggregate real estate property and loan data on a national level and make such data available to our customers in a single database with a standard, normalized format. We also offer a number of value added services that enable our customers to utilize this data to assess risk, determine property values, track market performance, generate leads and mitigate risk. Our customers include lenders, realtors, investors, mortgage brokers, title companies, direct marketers and appraisers.

•	Advanced analytic and capital markets services. We offer advanced analytic tools that enable our customers to take proactive steps with respect to their loan portfolios. For example, we provide prepayment and default propensity tools as well as due diligence and property valuation services in connection with the marketing and sale of loan portfolios in the secondary market. Our due diligence services consist of a review of a loan pool’s data files for accuracy and completeness, analysis of the physical loan files to determine compliance with internal underwriting guidelines and various regulatory disclosure requirements, and the preparation and presentation of reports reflecting our findings.

The following table sets forth our revenues for the last three years from our mortgage processing services and other services in this segment (in millions):

	2008	2007	2006

Mortgage processing	$334.2	$339.6	$324.6
Other Technology, Data and Analytics	231.5	230.5	222.4

Total segment revenues	$565.7	$570.1	$547.0

Loan Transaction Services

Our Loan Transaction Services segment offers customized outsourced business process and information solutions. We work with our customers to set specific parameters regarding the services they require, and where practicable, provide a single point of contact with us for these services no matter where the property is located.

Loan facilitation services.  This segment includes the following services:

•	Settlement services. We offer centralized title agency and closing services to our financial institution clients. Our title agency services include conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property, verifying the amount of prorated expenses and arranging for the issuance of a title insurance policy by a title insurer. Our closing management services include preparing checks, deeds and affidavits and recording appropriate documents in connection with the closing. We maintain a network of independent closing agents that are trained to close loans in accordance with the lender’s instructions, and a network of independent notaries who are available to promptly assist with the closing. We also provide services with respect to recording and releases of liens.

•	Appraisal services. This segment provides traditional appraisals, as opposed to the alternative property valuations our Technology, Data and Analytics segment offers. Traditional property appraisals involve labor intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods, and typically take weeks to complete. We have developed processes and technologies that allow our lender customers to outsource their appraisal management function to us and we provide our customers with access to a nationwide network of independent, fully licensed appraisers. Our traditional appraisal services are typically provided in connection with first mortgages.

•	Other origination services. We offer lenders real estate tax information and federal flood zone certifications in connection with the origination of new mortgage loans. We also offer monitoring services that will notify a lender of any change in tax or flood zone status during the life of a loan. Additionally, we provide complete outsourcing of tax escrow services, including the establishment of a tax escrow account that is integrated with the lender’s mortgage servicing system and the processing of tax payments to taxing authorities.

We frequently combine and customize our loan facilitation services to meet the specific requirements of our customers. For example, we have developed an automated process combining certain of our services that enables selected customers to offer special lending programs to their customers, such as expedited refinance transactions. This process includes an automated title search, which ultimately permits us to deliver our services in a substantially shorter period of time compared to the delivery of traditional services in the industry.

Default management services.  In addition to loan facilitation services, our Loan Transaction Services segment offers default management services. These services allow our customers to outsource the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. We offer a full spectrum of outsourcing services relating to the management of defaulted loans, from initial property inspection, to recording and final release of a mortgage lien, through eventual disposition of our customer’s asset.

•	Foreclosure services. As our lender and servicing customers proceed toward the foreclosure of properties securing defaulted loans, we provide services that facilitate completing the foreclosure process. For example, we offer our customers a national network of independent attorneys, as well as comprehensive posting and publication of foreclosure and auction notices, and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure. We provide document preparation and recording services, including mortgage assignment and release preparation, and due diligence and research services. We also provide various other title services in connection with the foreclosure process.

•	Property inspection and preservation services. At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. For example, through a nationwide network of independent inspectors, we provide inspection services, including daily reports on vacant properties, occupancy inspections and disaster and insurance inspections. We also offer a national network of independent contractors to perform property preservation and maintenance services, such as lock changes, window replacement, lawn service and debris removal.

•	Asset management, default title and settlement services. After a property has been foreclosed, we provide services that aid our customers in managing their real estate owned, or REO, properties, including title services and property preservation field services. We also offer a variety of title and settlement services relating to the lender’s ownership and eventual sale of REO properties. Finally, we offer nationwide advisory and management services to facilitate a lender’s REO sales.

Similar to our loan facilitation services, in our default management services we work with our customers to identify specific parameters regarding the services they require and to provide a single point of contact for these services. Based on a customer’s needs, our services can be provided individually or, more commonly, as part of a solution that integrates one or more of the services with our technology applications, such as the Desktop or MSP.

The following table sets forth our revenues for the last three years from our loan facilitation and default management services in this segment (in millions):

	2008	2007	2006

Loan facilitation services	$456.0	$652.9	$623.1
Default services	851.8	473.0	277.8

Total segment revenues	$1,307.8	$1,125.9	$900.9

Corporate

In addition to our two reporting segments, we also have a corporate segment, which includes costs and expenses not allocated to other segments as well as certain smaller investments and operations.

Customers

We have numerous customers in each category of service that we offer across the mortgage continuum. A significant focus of our marketing efforts is on the top 50 U.S. banks, although we also provide our services to a number of other financial institutions, mortgage lenders, mortgage loan service providers and real estate professionals.

Our most significant customer relationships tend to be long-term in nature and we typically provide an extensive number of services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers. For example, in 2008 our three largest customers accounted for approximately 22.4% of our aggregate revenue and approximately 20.7% and 22.9% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively, without accounting for recent acquisitions by, or combinations among, some of our significant customers during 2008. However, these revenues in each case are spread across a range of services. Although the diversity of our services provided to each of these customers reduces the risk that we would lose all of the revenues associated with any of these customers, a significant deterioration in our relationships with or the loss of any one or more of these customers could have a significant impact on our results of operations. See “Management’s discussion and analysis of financial condition and results of operations — Business trends and conditions” and “Risk Factors — Consolidations and failures in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers” and “— If we were to lose any of our largest customers, our results of operations could be significantly affected.”

Sales and Marketing

Sales Force

We have teams of experienced sales personnel with subject matter expertise in particular services or in the needs of particular types of customers. These individuals have important contacts at our lending institution customers and play an important role in prospecting for new accounts. They work collaboratively and are compensated for sales they generate both within their areas of expertise and outside of those areas. These individuals also support the efforts of our Office of the Enterprise, discussed below.

A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars, and other targeted activities. As many of our customers use a single service, or a combination of services, our direct sales force also targets existing customers to promote cross-selling opportunities. Our strategy is to use the most efficient delivery system available to successfully acquire customers and build awareness of our services.

Office of the Enterprise

The broad range of services we offer provides us with the opportunity to expand our sales to our existing customer base through cross-selling efforts. We have established a core team of senior managers to lead account management and cross-selling of the full range of our services to existing and potential customers at the top 50 U.S. lending institutions. The individuals who participate in this effort, which we coordinate through our Office of the Enterprise, spend a significant amount of their time on sales and marketing efforts.

As part of the Office of the Enterprise operations, we engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. This enterprise approach benefits our clients in the following ways:

•	Our clients are better able to leverage the strength of all of our solutions. When lenders are introduced to our enterprise sales approach, they are able to take advantage of streamlined processes to increase efficiencies, which reduce their internal costs, shorten cycle times and, most importantly, create a better customer experience.

•	By offering a centralized point of contact at an executive level, combined with access to subject matter experts across the business lines, we were able to reduce confusion among our clients and more effectively communicate the power of our solutions.

The benefit to us is a more cohesive sales force, with a compensation plan that supports the sale of products across all channels. This eliminates internal competition and confusion over client responsibility. As a result, we have created an effective cross-sell culture within our organization.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated goodwill in the marketplace, and we rely on trademark law to protect our rights in that area.

We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret, and trademark rights.

Competition

A number of the businesses in which we engage are highly competitive. The businesses that make up our Technology, Data and Analytics segment compete with internal technology departments within financial institutions and with third party data processing or software development companies and data and analytics companies. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and cost. We believe that due to our integrated technology and economies of scale in the mortgage processing business, we have a competitive advantage in each of these categories.

With respect to our mortgage servicing platform, we principally compete with our customers’ internal technology departments. MSP is the leading mortgage processing software in the U.S., and processes over 50% of all U.S. residential mortgage loans by dollar volume.

Our Desktop application, which is a workflow information system that can be used to manage a range of different workflow processes, is currently the leading mortgage default management application in the U.S. We compete primarily with our customers’ in-house technology departments for this type of business.

For the businesses that comprise our Loan Transaction Services segment, key competitive factors include quality of the service, convenience, speed of delivery, customer service and price. Our title and closing services businesses principally compete with large national title insurance underwriters. Our appraisal services businesses principally compete with First American Corporation and small independent appraisal providers, as well as our customers’ in-house appraisers. Due to a lack of publicly available information as to the national market for these services, we are unable to determine our overall competitive position in the national marketplace with respect to our loan facilitation services businesses. Our default management services businesses principally compete with in-house services performed directly by our customers and, to a lesser extent, other third party vendors that offer similar applications and services. Based in part on the range and quality of default management services we offer and our focus on customer service, our default management business has grown significantly and we are now the largest mortgage default management outsourced service provider in the U.S.

Research and Development

Our research and development activities have related primarily to the design and development of our processing systems and related software applications. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our outsourcing infrastructure. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

Government Regulation

Various aspects of our businesses are subject to federal and state regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide certain services, as well as the possible imposition of civil fines and criminal penalties.

As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Deposit Insurance Corporation, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

Our financial institution clients are required to comply with various privacy regulations imposed under state and federal law, including the Gramm-Leach-Bliley Act. These regulations place restrictions on the use of non-public personal information. All financial institutions must disclose detailed privacy policies to their customers and offer them the opportunity to direct the financial institution not to share information with third parties. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are generally bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves.

The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of a real estate-secured loan to a loan broker or lender. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.

Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to further regulation. In fact, the Federal Housing Finance Agency (“FHFA”) recently adopted a new Home Valuation Code of Conduct (the “FHFA Code”) that contains new requirements for appraisal management companies. However, the FHFA Code has been challenged in court, and, regardless of the outcome of the litigation, we believe that our appraisal management operations will be able to comply with the new code. Other proposals to regulate the appraisal process could be proposed at the state or federal level, and we monitor such proposals carefully.

The title agency and related services we provide are conducted through an underwritten title company, title agencies, and individual escrow officers. Our underwritten title company is domiciled in California and is generally limited by requirements to maintain specified levels of net worth and working capital, and to obtain and maintain a license in each of the counties in California in which it operates. The title agencies and individual escrow officers are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that agents and individuals obtain and maintain a license and be appointed by a title insurer. We also own a title insurer which issues policies generated by our agency operations in relatively limited circumstances. This insurer is domiciled in New York and is therefore subject to regulation by the insurance regulatory authorities of that state. Among other things, no person may acquire 10% or more of our common stock without the approval of the New York insurance regulators.

The California Department of Insurance has recently adopted regulations that include formulas that would require rate reductions on title insurance that would begin in 2010. However, the Department has proposed and held public hearings on new regulations that would eliminate those formulas and take a more targeted approach to perceived abuses in the title insurance industry. The effect of any such new measures cannot be predicted with certainty until they are adopted. Florida, New Mexico, and Texas have also announced reviews of title insurance rates and other states could follow. At this stage, we are unable to predict what the outcome will be of these or any similar processes. Any such rate reductions could adversely affect our revenues from our title agency services.

Although we do not believe that compliance with future laws and regulations related to our businesses, including future consumer protection laws and regulations, will have a material adverse effect on our company, enactment of new laws and regulations may increasingly affect the operations of our business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue.

Employees

As of December 31, 2008, we had approximately 7,200 employees, all of which were principally employed in the U.S., Puerto Rico and Canada. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports and other information we file electronically. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our Internet website address is http://www.lpsvcs.com. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any stockholder who mails a request to the Corporate Secretary, Lender Processing Services, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204. Other corporate governance-related documents can be found on our website as well. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors.

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described in this report could result in a significant adverse effect on our results of operation and financial condition.

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery, and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

Consolidations and failures in the banking and financial services industry could adversely affect our revenues by eliminating some of our existing and potential customers and making us more dependent on a more limited number of customers.

There has been and continues to be substantial merger, acquisition and consolidation activity in the banking and financial services industry. As a result of the rising mortgage delinquency and default rates, many banks and financial institutions are experiencing negative operating results, including many of our customers. In some cases, these negative operating results have led to the failure and/or consolidation of certain banks and financial institutions, including: the merger of Bank of America and Countrywide Financial Corporation (“Countrywide”); the failure of IndyMac; the acquisition of Merrill Lynch by Bank of America; the acquisition of Washington Mutual’s assets and deposits by JPMorgan Chase; and the acquisition of Wachovia by Wells Fargo.

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

The merger of Bank of America and Countrywide is an example of such a consolidation. Prior to the merger, each of these two entities used some of the services we provide while obtaining others from third parties or from internal resources. Since the closing of the merger, Bank of America has informed us that it continues to move toward phasing out the mortgage processing and some of the appraisal services we provide to it and instead obtain these services internally. These services together generated approximately 2.5% of our revenues in 2008. If this decision becomes final, we anticipate that a mortgage processing conversion would occur sometime in 2010. In the meantime, we continue to discuss other revenue opportunities that may offset a phase-out of the mortgage processing and appraisal services. It is also possible that Bank of America could decide to continue to use our mortgage processing and/or appraisal services or continue to expand its relationship with us with respect to other services we offer, although no assurance can be given in this regard.

In 2008, Washington Mutual and JPMorgan Chase each used some of the services we provide, as did Wachovia and Wells Fargo. In addition, Merrill Lynch, which was also acquired by Bank of America, used certain of our services in 2008. It is possible that, as a result of one consolidating institution providing internally or obtaining from a different provider certain services which the other consolidating institution has historically obtained from us, they may discontinue using certain of our services or may begin using some of our services they had not previously used as a result of these transactions. However, it is too soon to predict the impact that these consolidations may have on the types, amounts and pricing of services we will provide to these institutions in the future.

Low levels of lending and real estate activity reduce demand for certain of our services and may adversely affect our results of operations.

Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases, the level of home prices and general economic conditions. The volume of refinancing transactions in particular and mortgage originations in general declined in 2005 through 2008 from 2004 levels, resulting in reduction of revenues in some of our businesses. In 2008, the sharply rising mortgage delinquency and default rates caused negative operating results at a number of banks and financial institutions and, as a result, significantly reduced the level of lending activity. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

Further, in the event that levels of home ownership were to decline or other factors were to reduce the aggregate number of U.S. mortgage loans, our revenues from mortgage processing could be adversely affected.

If we were to lose any of our largest customers, our results of operations could be significantly affected.

A small number of customers have accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2008, our three largest customers accounted for approximately 22.4% of our aggregate revenue and approximately 20.7% and 22.9% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. In addition, Countrywide, which was one of our five largest customers in 2008 accounting for 3.9% of our aggregate revenue, merged with Bank of America, which was also one of our five largest customers in 2008. Bank of America also acquired Merrill Lynch, which was one of our significant customers in 2008. The assets and deposits of Washington Mutual, which was one of our three largest customers in 2008, were acquired by JPMorgan Chase, which was also a significant customer of ours in 2008. In addition, Wachovia, which was one of our significant customers in 2008, was acquired by Wells Fargo, which was one of our three largest customers in 2008. Our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships, as a result of changes following a merger, consolidation or otherwise, could significantly reduce our revenues. See “Management’s discussion and analysis of financial condition and results of operations — Business trends and conditions.”

We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The markets for our services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and in-house capabilities of our customers. Some of our competitors have substantial resources. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

In our mortgage processing business, we face direct competition from third parties. Although we have a substantial market position in processing traditional mortgages, our share of the market for processing home equity lines of credit, an area in which we seek to expand, is much smaller. In this area, we also compete against providers of credit card processing systems, which often offer very aggressive pricing.

Further, because many of our larger potential customers have historically developed their key processing applications in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capacities. As a result, gaining new customers in our mortgage processing business can be difficult. For banks and other potential customers, switching from an internally designed system to an outside vendor, or from one vendor of mortgage processing services to a new vendor, is a significant undertaking. Many potential customers worry about potential disadvantages such as loss of accustomed functionality, increased costs and business disruption. As a result, potential customers often resist change. There can be no assurance that our strategies for overcoming potential customers’ reluctance to change will be successful, and this resistance may adversely affect our growth.

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

As a result of the spin-off, we have approximately $1,547.5 million of total debt outstanding, consisting of (i) a new senior secured credit agreement divided into two tranches, a $700 million Term Loan A under which $665.0 million was outstanding at December 31, 2008, and a $510 million Term Loan B under which $507.5 million was outstanding at December 31, 2008, and (ii) $375 million of senior unsecured notes. As of December 31, 2008, we also had additional borrowing capacity of approximately $139.3 million available under our $140 million revolving credit facility. We also have other contractual commitments and contingent obligations. See “Management’s discussion and analysis of results of operations and financial condition — Contractual obligations.”

This high level of debt could have important consequences to us, including the following:

•	this debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future in excess of amounts available under our credit facility for working capital, capital expenditures, acquisitions or other purposes and will limit our ability to pursue other business opportunities and implement certain business strategies;

•	we will need to use a large portion of the money we earn to pay principal and interest on our debt, which will reduce the amount of money available to finance operations, acquisitions and other business activities and pay stockholder dividends;

•	a substantial portion of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates (for example, a one percent increase in interest rates would result in a $1 million increase in our annual interest expense for every $100 million of floating rate debt we incur, which may make it more difficult for us to service our debt);

•	while we have entered into an agreement limiting our exposure to higher interest rates and may enter into additional similar agreements in the future, any such agreements may not offer complete protection from this risk; and

•	we have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

Despite our substantial indebtedness, we may be able to incur additional debt in the future. The terms of our new credit facilities and the indenture governing the notes allow us to incur substantial amounts of additional debt, subject to certain limitations. If new debt is added to our current debt levels, the related risks we could face would be magnified.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility.

The agreements governing our credit facilities and the indenture governing the notes each impose operating and financial restrictions on our activities. These restrictions include compliance with, or maintenance of, certain financial tests and ratios, including a minimum interest coverage ratio and maximum leverage ratio, and limit or prohibit our ability to, among other things:

•	create, incur or assume any additional debt and issue preferred stock;

•	create, incur or assume certain liens;

•	redeem and/or prepay certain subordinated debt we might issue in the future;

•	pay dividends on our stock or repurchase stock;

•	make certain investments and acquisitions;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to us;

•	enter new lines of business;

•	engage in consolidations, mergers and acquisitions;

•	engage in specified sales of assets; and

•	enter into transactions with affiliates.

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Efforts by the government, financial institutions and other parties to address the troubled mortgage market and the current economic and financial environment could affect us.

Several new pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, including the Housing and Economic Recovery Act of 2008, a piece of wide-ranging legislation aimed at assisting the troubled housing market, and the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). Of the $350 billion that remained of the TARP funds, the Treasury Secretary, in February 2009, proposed spending along the following lines: (1) $50 billion for mortgage loan modifications; (2) $100 billion to expand a federal program that guarantees asset-backed securities; (3) $100 billion to set up one or more facilities to purchase distressed assets (the “bad banks”), which will be combined with additional leverage to relieve the banks of up to $500 billion in toxic assets; and (4) $100 billion for further capital injections into the banks. Also, the recently passed American Recovery and Reinvestment Act of 2009, a $787 billion stimulus package, provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. It is too early to predict the impact that this new legislation may have on our business or results of operations.

It is possible that state and/or federal authorities may take additional action to address the current economic situation. For example, various federal and state initiatives have been proposed concerning foreclosure relief and appraisal management practices, although we cannot predict the final form that any such legislation or other relief may take, when it may become effective or the impact it may have on our business.

There is also increasing pressure on lenders and loan servicers to implement loan modification programs to help existing borrowers to avoid foreclosure. The Federal National Mortgage Association, which we refer to as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which we refer to as Freddie Mac, government-sponsored enterprises that are tasked with working with financial institutions to provide liquidity to the mortgage market, have both been placed into conservatorship. Also, as a result of TARP, the federal government has taken an equity ownership interest in a number of banks and financial institutions, and may invest in additional institutions in the future. These situations may place additional pressure on those institutions to adopt these loan modification programs or other policies advocated by the federal government. We are unable to predict the extent to which banks and financial institutions may implement these policies, the form such policies may take or the impact they may have on our business and results of operations.

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

We have substantial investments in recorded goodwill as a result of prior acquisitions, and an economic downturn could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

Goodwill was approximately $1,091.1 million, or 52% of our total assets, as of December 31, 2008. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

The results of our fiscal year 2008 annual assessment of the recoverability of goodwill indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2008. However, if the current economic downturn continues, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.

If we are unable to successfully consummate and integrate acquisitions, our results of operations may be adversely affected.

We anticipate that we will seek to acquire complementary businesses and services. This strategy will depend on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our substantial debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth.

Further, even if we successfully complete acquisitions, we will face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities.

Acquisitions have not been a substantial factor in our growth in the past several years. Going forward, however, our management has articulated a strategy for us, as a stand-alone company, which includes growth through acquisitions. Our management will have to balance the challenges associated with being a newly stand-alone company with the demands of completing acquisitions and integrating acquired businesses. There can be no assurance that our management will be able to successfully complete acquisitions or bring new businesses together. Additionally, the acquisition and integration processes may disrupt our business and divert our resources.

We could have conflicts with FIS and FNF, and the Chairman of our board of directors could have conflicts of interest due to his relationship with FIS.

FNF and FIS were under common ownership by old FNF until October 2006, when old FNF distributed all of its FNF shares to the stockholders of old FNF. In November 2006, old FNF then merged into FIS. However, FNF and FIS have remained parties to a variety of agreements, some of which were assigned to us by FIS in the spin-off.

Conflicts may arise between FIS and us, or FNF and us, in each case as a result of our ongoing agreements and the nature of our respective businesses. Among other things, we became a party to a variety of agreements with FIS and FNF in connection with the spin-off, and we may enter into further agreements with FIS or FNF after the spin-off.

Matters that could give rise to conflicts between us and FIS or FNF include, among other things:

•	our ongoing and future relationships with FIS or FNF, including related party agreements, issuing agency contracts and other arrangements with respect to the administration of tax matters, employee benefits, indemnification, and other matters; and

•	the quality and pricing of services that we have agreed to provide to FIS or FNF or that they have agreed to provide to us.

Additionally, Lee A. Kennedy, who is Chairman of our Board of Directors, is also the President, Chief Executive Officer and a member of the board of directors of FIS. As a result, he has obligations to us as well as to FIS and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and FIS.

We will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with FIS and FNF and through oversight by independent members of our board of directors. However, there can be no assurance that such measures will be effective or that we will be able to resolve all potential conflicts with FIS and FNF, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party.

We have a long sales cycle for many of our technology solutions and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations may be adversely affected.

The implementation of many of our technology solutions often involves significant capital commitments by our customers, particularly those with smaller operational scale. Potential customers generally commit significant resources to an evaluation of available technology solutions and require us to expend substantial time, effort and money educating them as to the value of our technology solutions and services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our customers’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or if we experience delays, it could have a material adverse effect on our business, financial condition and results of operations.

We may experience defects, development delays, installation difficulties and system failures with respect to our technology solutions, which would harm our business and reputation and expose us to potential liability.

Many of our services are based on sophisticated software and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Defects in our technology solutions, errors or delays in the processing of electronic transactions, or other difficulties could result in:

•	interruption of business operations;

•	delay in market acceptance;

•	additional development and remediation costs;

•	diversion of technical and other resources;

•	loss of customers;

•	negative publicity; or

•	exposure to liability claims.

Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability through disclaimers and limitation-of-liability provisions in our license and customer agreements, we cannot be certain that these measures will be successful in limiting our liability.

Security breaches or our own failure to comply with privacy regulations imposed on providers of services to financial institutions could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers and payment history records. Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet.

Additionally, as a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, that could have an adverse impact on us. Any inability to prevent security or privacy breaches could cause our existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

If our applications or services are found to infringe the proprietary rights of others, we may be required to change our business practices and may also become subject to significant costs and monetary penalties.

As our information technology applications and services develop, we may become increasingly subject to infringement claims. Any claims, whether with or without merit, could:

•	be expensive and time-consuming to defend;

•	cause us to cease making, licensing or using applications that incorporate the challenged intellectual property;

•	require us to redesign our applications, if feasible;

•	divert management’s attention and resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies.

Provisions of our certificate of incorporation may prevent us from receiving the benefit of certain corporate opportunities.

Because FIS may engage in the same activities in which we engage, there is a risk that we may be in direct competition with FIS over business activities and corporate opportunities. Further, FNF does engage in some of the same businesses as we do and may in the future compete with us more significantly. To address these potential conflicts, we have adopted a corporate opportunity policy that has been incorporated into our certificate of incorporation. These provisions may limit the corporate opportunities of which we are made aware or which are offered to us.

Our historical financial information may not be indicative of our future results as a stand-alone company.

The historical financial information we have included in this report may not reflect what our results of operations, financial condition and cash flows would have been had we been a stand-alone company during the periods presented or be indicative of what our results of operations, financial condition and cash flows may be in the future now that we are a stand-alone company. This is primarily a result of the following factors:

•	our historical financial information does not reflect the debt and related interest expense that we incurred as part of the spin-off, including debt we incurred in order to issue debt obligations to FIS in partial consideration of FIS’s contribution to us of our operations; and

•	the historical financial information does not reflect the increased costs associated with being a stand-alone company, including changes in our cost structure, personnel needs, financing and operations of the contributed business as a result of the spin-off from FIS.

For additional information about the past financial performance of our business and the basis of the presentation of the historical financial statements, see our consolidated and combined financial statements and the accompanying notes.

If the contribution, debt exchange and/or spin-off do not qualify as tax-free transactions, tax could be imposed on FIS, us and/or FIS shareholders, and we may have to indemnify for the payment of those taxes and tax related losses.

On June 20, 2008, FIS received a favorable private letter ruling from the Internal Revenue Service, which we refer to as the IRS, regarding the contribution of all of FIS’s interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for the receipt by FIS of our common stock and our debt obligations, which we refer to as the contribution, the expected exchange by FIS of our debt obligations for certain outstanding FIS debt, which we refer to as the debt exchange, and the distribution of our common stock to FIS shareholders, which we refer to as the spin-off. The IRS ruling was to the effect that:

(i) the contribution taking into account the spin-off will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986 (the “Code”), as amended, which we refer to as the Code, in which neither we nor FIS will recognize any gain or loss;

(ii) no gain or loss will be recognized by FIS in the debt exchange, pursuant to Section 361 of the Code; and

(iii) no gain or loss will be recognized by FIS or any FIS shareholder on the spin-off, pursuant to Section 355 and related provisions of the Code (including Section 361(c) of the Code), except that any gain that FIS shareholders realize on cash received in lieu of any fractional shares of our common stock to which such shareholders may be entitled in the spin-off generally will be taxable to the FIS shareholders.

Notwithstanding FIS’s receipt of the IRS private letter ruling, the IRS could determine that the contribution, debt exchange and/or spin-off constitute taxable transactions if it determines that there was a misstatement or omission of any of the facts, representations, or undertakings that were included in the request for the private letter ruling, or if it disagrees with the conclusions FIS reached regarding certain requirements for tax-free treatment that, consistent with the IRS’s standard ruling policy, were not covered by the IRS ruling.

If one or more of the contribution, debt exchange or spin-off transactions ultimately were determined to be subject to tax, FIS would recognize gain and the amount of that gain would be up to the excess of the fair market value of our stock and debt obligations FIS received in the contribution over its basis in the assets it contributed to us in the contribution. The amount of such gain could be substantial. Further, if the spin-off transaction were subject to tax, in addition to tax imposed on FIS, the FIS shareholders generally would be treated as if they received a taxable distribution equal to the full fair market value of our stock on the distribution date. In addition, FIS could be subject to tax on certain of the preliminary asset transfers within FIS that were made in connection with the contribution transaction.

Notwithstanding the favorable IRS ruling that the spin-off qualified for tax-free treatment, it would become taxable to FIS, pursuant to Section 355(e) of the Code, if 50% or more of the shares of either its common stock or our common stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the spin-off. Such determination could result in the recognition of substantial gain by FIS under Section 355(e).

Although the taxes resulting from the contribution, debt exchange or spin-off not qualifying for tax-free treatment for United States Federal income tax purposes generally would be imposed on FIS shareholders and FIS, under the tax disaffiliation agreement entered into by FIS and us in connection with the distribution, we would be required to indemnify FIS and its affiliates against all tax related liabilities caused by the failure of any of those transactions to qualify for tax-free treatment for United States Federal income tax purposes (including as a result of Section 355(e) of the Code) to the extent these liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of ours or any of our affiliates under a tax disaffiliation agreement we have entered into with FIS. The amount of our indemnification obligation could be significant.

We have agreed to certain restrictions to help preserve the tax-free treatment to FIS of the spin-off, which may reduce our strategic and operating flexibility.

In order to help preserve the tax-free treatment of the spin-off, we have agreed not to take certain actions without first securing the consent of certain FIS officers or securing an opinion from a nationally recognized law firm or accounting firm that such action will not cause the spin-off to be taxable. In general, such actions would include:

(i) for a period of two years after the spin-off, engaging in certain transactions involving (a) the acquisition of our stock or (b) the issuance of shares of our stock;

(ii) repurchasing or repaying our new debt prior to maturity other than in accordance with its terms; and

(iii) making certain modifications to the terms of the debt that could affect its characterization for federal income tax purposes.

The covenants in, and our indemnity obligations under, our tax disaffiliation agreement with FIS may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. The limitations on our ability to issue capital stock could, for example, make it harder for us to raise capital if we need additional funds to satisfy our debt service or other debt obligations.

Statement Regarding Forward-Looking Information

The statements contained in this report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	the elimination of existing and potential customers as a result of failures and consolidations in the banking and financial services industries;

•	changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment;

•	the impact of adverse changes in the level of real estate activity on demand for certain of our services;

•	our ability to adapt our services to changes in technology or the marketplace;

•	risks associated with protecting information security and privacy;

•	the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with our spin-off from FIS, including those relating to our new stand-alone public company status and limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and

•	other risks detailed elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FNF and FIS occupy and pay us rent for approximately 197,395 square feet in this facility. We also own one facility in Sharon, Pennsylvania. We lease office space as follows:

Number of
State	Locations(1)

California	20
Texas	9
Florida	5
Colorado, Pennsylvania	4
Georgia	3
Arizona, Minnesota, Nevada, New York, Oregon	2
Other	10

(1)	Represents the number of locations in each state listed.

We have no leased properties outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

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

National Title Insurance of New York, Inc. Litigation

One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits: Barton v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 10, 2008; Gentilcore v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 11, 2008; Martinez v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Southern District of California on March 18, 2008; Swick v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 19, 2008; Davis v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California, Western Division, on March 20, 2008; Pepe v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 21, 2008; Kornbluth v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Lamb v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Blackwell v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on April 11, 2008; Magana v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 4, 2008; Moynihan v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 10, 2008; Romero v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on July 14, 2008; and Doolittle, Susan v. National Insurance of New York, Inc. et al., filed in the U.S. District for the Northern District of California on July 25, 2008. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss have been filed and are pending in each complaint.

Harris, Ernest and Mattie v. FIS Foreclosure Solutions, Inc.

A putative class action was filed on January 16, 2008 as an adversary proceeding in the Bankruptcy Court in the Southern District of Texas. The complaint alleges that LPS engaged in unlawful attorney fee-splitting practices in its default management business. The complaint sought declaratory and equitable relief reversing all attorneys’ fees charged to debtors in bankruptcy court and disgorging any such fees we collected. We filed a Motion to Dismiss, and the Bankruptcy Court dismissed three of the six counts contained in the complaint. We also filed a Motion to Withdraw the Reference and remove the case to federal district court as the appropriate forum for the resolution of the allegations contained in the complaint. The Bankruptcy Court recommended removal to the U.S. District Court for the Southern District of Texas, and the U.S. District Court accepted that recommendation in

April 2008. The U.S. District Court dismissed the case with prejudice on December 3, 2008. In connection with the action, LPS paid no monetary damages (including no attorney fees, costs or expenses) nor was the plaintiff granted any equitable relief.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “LPS.” As of February 28, 2009, there were approximately 8,430 registered holders of our common stock. The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock for the third and fourth quarters of 2008. Prior to the spin-off in the third quarter of 2008, we were a wholly-owned subsidiary of FIS and there was no established public trading market for our common stock. Accordingly, there is no data available for the first and second quarters of 2008 or for any period of 2007.

	High	Low	Dividend

2008
Third Quarter	$38.00	$28.51	$0.10
Fourth Quarter	$31.75	$15.21	$0.10

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable March 26, 2009 to stockholders of record as of the close of business on March 12, 2009.

The following table provides information as of December 31, 2008, about our common stock which may be issued under our equity compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted-Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding	Under Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights(a)	Rights	Column (a))

Equity compensation plans approved by security holders	6,761,115	$31.16	6,565,546
Equity compensation plans not approved by security holders	—	—	—

Total	6,761,115		6,565,546

On October 22, 2008, our Board of Directors approved a plan authorizing repurchases of up to $75.0 million worth of our common stock. Our ability to repurchase shares is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the fourth quarter of 2008, we did not repurchase any of our common stock under this plan. We currently have available $75.0 million of authorized repurchases as of December 31, 2008.

Item 6.	Selected Financial Data.

The following table presents our selected historical financial data and should be read in conjunction with Item 7. and Item 8. included elsewhere in this Annual Report on Form 10-K. Except with respect to pro forma shares and per share amounts, the consolidated and combined statement of earnings data for the years ended December 31, 2008, 2007 and 2006 and the consolidated and combined balance sheet data as of December 31, 2008 and 2007 have been derived from our audited financial statements included in this report. The combined statement of earnings data for the year ended December 31, 2005 and the combined balance sheet data as of December 31, 2006 are derived from our audited financial statements not included in this report. The combined statement of earnings data for the year ended December 31, 2004 and the combined balance sheet data as of December 31, 2005 and 2004 are derived from unaudited financial statements not included in this report.

The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth in this report.

The selected historical financial data presented below should be read in conjunction with our consolidated and combined financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that occurred in our operations and capitalization as a result of our spin-off from FIS.

We intend to pay quarterly cash dividends to our stockholders of $0.10 per share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law.

	Year Ended December 31,
Statement of Earnings Data:	2008	2007	2006	2005	2004

Processing and services revenues	$1,861,909	$1,690,568	$1,484,977	$1,382,479	$1,312,416
Net earnings	230,888	256,805	201,055	195,705	118,069

Unaudited pro forma net earnings per share — basic(1)	$2.42	$2.64

Unaudited pro forma weighted average shares — basic(1)	95,353	97,335

Unaudited pro forma net earnings per share — diluted(1)	$2.41	$2.63

Unaudited pro forma weighted average shares — diluted(1)	95,754	97,697

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 is reflected on a pro forma basis (discussed in Note 2 of the notes to our consolidated and combined financial statements).

	As of December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$125,966	$39,566	$47,783	$59,756	$84,093
Total assets	2,103,633	1,962,043	1,879,800	1,542,802	1,494,065
Long-term debt	1,547,451	—	—	—	—

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

2008
Processing and services revenues	$452,726	$460,380	$472,678	$476,125
Earnings before income taxes, equity in loss of unconsolidated affiliate and minority interest	104,577	105,180	86,757	86,929
Net earnings	61,732	63,546	51,281	54,329
2007
Processing and services revenues	$401,428	$425,010	$425,464	$438,666
Earnings before income taxes, equity in loss of unconsolidated affiliate and minority interest	90,486	100,725	112,674	121,721
Net earnings	54,539	60,506	67,991	73,769

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 8: Financial Statements and Supplementary Data and the Notes thereto included elsewhere in this report.

Overview

We are a leading provider of integrated technology and outsourced services to the mortgage lending industry, with market-leading positions in mortgage processing and default management services in the U.S. We have two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the year ended December 31, 2008. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our market-leading mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations services, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.

Our loan facilitation services include:

•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of real estate tax services, which provide lenders with information about the tax status of a property, and flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default management services include, among others:

•	foreclosure management services, including access to a nationwide network of independent attorneys, document preparation and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.

Corporate overhead costs and other operations that are not included in our operating segments are included in Corporate and Other.

Prior to July 2, 2008, the Company was a wholly-owned subsidiary of FIS. In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for a certain number of shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations. On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS.

Business Trends and Conditions

Revenues in our loan facilitation businesses and certain of our data businesses are affected by the level of residential real estate activity, which largely depends on the average price of real estate sales, the availability of funds to finance real estate purchases and the level of interest rates. Both the volume and average price of residential real estate transactions have recently experienced declines in many parts of the country, and these trends appear likely to continue. The increase in interest rates and tightening of lending standards in 2007 and early 2008 resulted in a reduction in new loan originations and refinancing activity. In the second half of 2008, new loan originations and refinancing activity were further impacted by uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and rising unemployment.

Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected as it earns revenues based on processing the total amount of mortgage loans outstanding which tends to stay more constant. During 2008, the impact of lower levels of mortgage originations and refinancing transactions had a negative impact on our loan facilitation and other data services businesses.

In contrast, we believe that a rising interest rate environment or a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop services, as the Desktop application, at present, is primarily used in connection with default management. Currently, our default management services provide a natural hedge against the volatility of the real estate business, and resulting impact on our loan facilitation services. However, federal and state governments have proposed legislation aimed at mitigating the current downturn in the housing market, including initiatives concerning foreclosure relief and loan modification programs. We cannot predict the final form that such legislation may take, how it may be implemented, when it may become effective or the impact it may have on our default management businesses.

Our 2006, 2007 and 2008 results demonstrate the extent to which rising default management revenues can offset declines in loan facilitation revenues. In 2006, our revenues from loan facilitation and default management (excluding Desktop revenues) were $623.1 million and $277.8 million, respectively; in 2007 they were $652.9 million and $473.0 million, respectively; and in 2008 they were $456.0 million and $851.8 million, respectively.

Historically, some of our default management businesses have had lower margins than our loan facilitation businesses. However, as our default volumes have increased, our margins have improved significantly on the incremental sales in 2007 and 2008. Because we are often not paid for our default services until completion of the foreclosure, default does not contribute as quickly to our cash flow from operations as it does to our revenues. Our trade receivables balance increased by approximately $100.6 million from December 31, 2006 to December 31, 2007 and approximately $58.6 million from December 31, 2007 to December 31, 2008, largely due to the increase in our default business.

At the same time, as revenue from our loan facilitation businesses has decreased, the associated margins have declined. Sharply lower levels of subprime lending in the second half of 2007 and in 2008 have particularly affected our tax business, the customers of which were heavily weighted to subprime lenders. The rate at which subprime loans are refinanced or repaid due to sales has declined significantly, which in turn has substantially increased the service period for life of loan tax monitoring without any associated additional revenue. Further, our traditional appraisal services tend to have lower margins than the remainder of our loan facilitation services.

We have approximately $1.5 billion in long-term debt outstanding as of December 31, 2008, of which approximately $1.1 billion bears interest at a fixed rate ($750 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it will be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.

We may also be affected by failures, mergers and consolidations of banks and financial institutions, which reduce the number of our customers and potential customers. Such reductions could adversely affect our revenues even if these events do not reduce the aggregate activities of the consolidated entities. Further, if our customers fail and/or merge with or are acquired by other entities that are not our customers, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business and results of operations.

In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies and reduce costs. Further, in a slowing economy or mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities.

Recent Developments

In February 2009, we completed a sale of all of our interest in Investment Property Exchange Services, Inc. (“IPEX”), our IRS Code Section 1031 property exchange business, to FNF in exchange for the remaining 61% of the equity interests of Fidelity National Real Estate Solutions, Inc. (“FNRES”). The exchange results in FNRES becoming our wholly-owned subsidiary.

On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as chairman of the Board and an officer of the Company. Lee A. Kennedy has been elected Chairman of our Board effective March 15, 2009. Daniel D. (Ron) Lane and Cary H. Thompson also retired from our Board on that date and Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley have been elected our Board of Directors effective March 15, 2009.

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

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated and combined financial statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See Note 2 of the notes to our consolidated and combined financial statements for a more detailed description of the significant accounting policies that have been followed in preparing our consolidated and combined financial statements.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and related interpretations, Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”), and SOP No. 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts (“SOP 81-1”). Recording revenues under the provisions of these pronouncements requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and whether evidence of fair value exists for those elements. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our ability to identify fair value for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.

The primary judgments relating to our revenue recognition are determining when all of the following criteria are met under SAB 104: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Under EITF 00-21, judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the deliverables under a contract are software related as determined under SOP 97-2 or SOP 98-9, we apply these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method as defined in SOP 98-9. For arrangements where we determine VSOE for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting, as required by SOP 97-2, when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized in accordance with SOP 81-1 using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.

Occasionally, we are party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.

Due to the large number, broad nature and average size of individual contracts we are a party to, the impact of judgments and assumptions that we apply in recognizing revenue for any single contract is not likely to have a material effect on our consolidated operations. However, the broader accounting policy assumptions that we apply across similar arrangements or classes of customers could significantly influence the timing and amount of revenue recognized in our results of operations.

Goodwill and Other Intangible Assets

We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).

As of December 31, 2008 and 2007, goodwill was $1,091.1 million and $1,078.2 million, respectively. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires that goodwill should not be amortized, but shall be tested for impairment annually or more frequently if circumstances indicate potential impairment. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2008 and 2007, intangible assets, net of accumulated amortization, were $83.5 million and $118.1 million, respectively, which consist primarily of purchased customer relationships and trademarks. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to ten years. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with SFAS 142. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets. Amortization expense for intangible assets other than goodwill was $40.0 million, $42.4 million and $51.5 million in 2008, 2007 and 2006, respectively. Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced significant changes in these estimates but could be subject to them in the future.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2008 and 2007, computer software, net of accumulated amortization was $157.5 million and $150.4 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), or with the AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS 86 software), or at the beginning of application development (for SOP 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS 86 software), or prior to application development (for SOP 98-1 software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for SFAS 86 software) and the date placed in service for purchased software (for SOP 98-1 software). Amortization expense for computer software was $32.9 million, $31.1 million and $29.0 million in 2008, 2007 and 2006, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced significant changes in these estimates but could be subject to them in the future.

Accounting for Income Taxes

As part of the process of preparing the consolidated and combined financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within our consolidated and combined balance sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements is included in Note 2 of the notes to our consolidated and combined financial statements.

Related Party Transactions

We have historically conducted business with FNF. We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time.

A detail of related party items included in revenues for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Title agency services	$187.9	$132.2	$83.9
Software development services	55.7	59.5	32.7
Other data related services	12.0	19.6	19.8

Total revenues	$255.6	$211.3	$136.4

A detail of related party items included in expenses for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Title plant information expense	$7.4	$5.8	$3.9
Corporate services expense	34.8	35.7	51.8
Licensing, leasing and cost sharing agreements	0.4	(12.2)	(13.2)

Total expenses	$42.6	$29.3	$42.5

Descriptions of these related party agreements and other related party relationships are included in Note 3 of notes to our consolidated and combined financial statements.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated and Combined Results of Operations

				As a % of Revenue(1)
Year Ended December 31,	2008	2007	2006	2008	2007	2006
	(In millions)

Processing and services revenues	$1,861.9	$1,690.6	$1,485.0	100.0%	100.0%	100.0%
Cost of revenues	1,182.9	1,058.6	900.2	63.5	62.6	60.6

Gross profit	679.0	632.0	584.8	36.5	37.4	39.4
Gross margin	36.5%	37.4%	39.4%
Selling, general and administrative expenses	238.9	207.9	257.3	12.8	12.3	17.3

Operating income	440.1	424.1	327.5	23.7	25.1	22.1

Operating margin	23.7%	25.1%	22.1%
Other income (expense):
Interest income	1.6	1.7	2.6	nm	nm	nm
Interest expense	(49.9)	(0.2)	(0.3)	2.7	nm	nm
Other expense, net	(8.4)	—	(0.1)	0.5	nm	nm

Total other income (expense)	(56.7)	1.5	2.2

Earnings before income taxes, equity in loss of unconsolidated affiliate and minority interest	383.4	425.6	329.7	20.6	25.2	22.2
Provision for income taxes	146.6	164.7	128.0	7.9	9.7	8.6

Earnings before equity in loss of unconsolidated affiliate and minority interest	236.8	260.9	201.7	12.7	15.5	13.6
Equity in loss of unconsolidated affiliate and minority interest, net	(5.9)	(4.1)	(0.6)	nm	nm	nm

Net earnings	$230.9	$256.8	$201.1	12.4%	15.2%	13.5%

(1)	Certain operating items are not material as a percentage of revenues, indicated by “nm.”

Processing and Services Revenues

Processing and services revenues increased $171.3 million, or 10.1%, during 2008, when compared to 2007, and $205.6 million, or 13.8%, during 2007, when compared to 2006. The increase during 2008, when compared to 2007, was primarily driven by growth in our Loan Transaction Services segment which resulted from growth in default services, offset by a decline in loan facilitation services due to ongoing weakness in the housing market and the resulting impact on our loan origination services. Additionally, the increase was supported by growth in our Desktop application and applied analytics services. The increase during 2007, when compared to 2006, was driven by growth across both operating segments, including an increase in mortgage processing revenues, primarily due to a termination fee recognized from the deconversion of a large customer in 2007, the growth in Desktop services primarily resulting from increased foreclosure activity, and corresponding growth in default services. These increases were partially offset by the deconsolidation of FNRES (discussed in Note 3 of the notes to our consolidated and combined financial statements) which had revenues of approximately $45.1 million in 2006.

Cost of Revenues

Cost of revenues increased $124.3 million, or 11.7%, during 2008, when compared to 2007, and $158.4 million, or 17.6%, during 2007, when compared to 2006. Cost of revenues as a percentage of processing and services revenues was 63.5%, 62.6% and 60.6% during 2008, 2007 and 2006, respectively. The increases during 2008 when compared to 2007, and during 2007 when compared to 2006, were primarily due to a change in revenue mix as the growth in default services, which has a higher cost of revenue associated with its operations was offset by contraction in our higher margin loan facilitation services, loan origination software sales, and data and analytic services. The increases during 2007 when compared to 2006 were partially offset by the deconsolidation of FNRES.

Gross Profit

Gross profit was $679.0 million, $632.0 million and $584.8 million during 2008, 2007 and 2006, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 36.5%, 37.4% and 39.4% during 2008, 2007 and 2006, respectively. The declines in gross margin during 2008 when compared to 2007, and during 2007 when compared to 2006, were a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.0 million, or 14.9%, during 2008 when compared to 2007; however, these expenses decreased $49.4 million, or 19.2%, during 2007 when compared to 2006. Selling, general and administrative expenses as a percentage of processing and services revenues was 12.8%, 12.3% and 17.3% during 2008, 2007 and 2006, respectively. The increase during 2008 when compared to 2007 was primarily due to restructuring and spin-off related charges recognized during 2008, incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs. The decrease during 2007 when compared to 2006 was primarily due to a decrease in stock compensation and other incentive related costs, as well as the deconsolidation of FNRES.

Operating Income

Operating income increased $16.0 million, or 3.8%, during 2008 when compared to 2007, and $96.6 million, or 29.5%, during 2007 when compared to 2006. Operating income as a percentage of processing and services revenues (“operating margin”) was 23.7%, 25.1% and 22.1% during 2008, 2007 and 2006, respectively. The decrease during 2008 when compared to 2007, and the increase during 2007 when compared to 2006, was a result of the factors described above.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense and other items. Other income (expense) was $(56.7) million, $1.5 million and $2.2 million during 2008, 2007 and 2006, respectively. The change during 2008 when compared to 2007 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense was $49.9 million and $0.2 million during 2008 and 2007, respectively. The remaining change during 2008 when compared to 2007 was due to the write-down of other-than-temporary impaired investments in connection with our Section 1031 exchange business. The change during 2007 when compared to 2006 was primarily due to decreased interest income.

Income Taxes

Income taxes were $146.6 million, $164.7 million and $128.0 million during 2008, 2007 and 2006, respectively. The effective tax rate was 38.3%, 38.7% and 38.8% during 2008, 2007 and 2006, respectively. The decrease in the tax rate for 2008 as compared to 2007 is attributable to the utilization of federal tax credits and sourcing of state activity from higher taxing jurisdictions to lower taxing jurisdictions.

Equity in Loss of Unconsolidated Affiliate and Minority Interest

Equity in loss of unconsolidated affiliate and minority interest was $5.9 million, $4.1 million and $0.6 million during 2008, 2007 and 2006, respectively. The increase during 2008 when compared to 2007 was primarily due to increased losses from our investment in FNRES. The increase during 2007 when compared to 2006 was primarily due to the deconsolidation of FNRES resulting in the recognition of equity losses. Prior to 2007, FNRES had been included in our consolidated and combined results of operations as a wholly-owned subsidiary.

Net Earnings

Net earnings were $230.9 million, $256.8 million and $201.1 million during 2008, 2007 and 2006, respectively. The decrease during 2008 when compared to 2007, and the increase during 2007 when compared to 2006, was a result of the factors described above.

Segment Results of Operations — Technology, Data and Analytics

							Variance		Variance
				As a % of Revenue			2008 vs. 2007		2007 vs. 2006
Year Ended December 31,	2008	2007	2006	2008	2007	2006	$	%	$	%
	(In millions)

Processing and services revenues	$565.7	$570.1	$547.0	100.0%	100.0%	100.0%	$(4.4)	(0.8)%	$23.1	4.2%
Cost of revenues	310.0	313.7	299.7	54.8	55.0	54.8	3.7	1.2	(14.0)	(4.7)

Gross profit	255.7	256.4	247.3	45.2	45.0	45.2	(0.7)	(0.3)	9.1	3.7
Gross margin	45.2%	45.0%	45.2%
Selling, general and administrative expenses	64.6	64.8	67.7	11.4	11.4	12.4	0.2	0.3	2.9	4.3

Operating income	$191.1	$191.6	$179.6	33.8%	33.6%	32.8%	$(0.5)	(0.3)%	$12.0	6.7%

Operating margin	33.8%	33.6%	32.8%

Processing and Services Revenues

Processing and services revenues decreased nominally during 2008 when compared to 2007; however, revenues increased $23.1 million, or 4.2%, during 2007 when compared to 2006. The decrease during 2008 when compared to 2007 was primarily driven by decreases in revenues in our loan origination software sales and data and analytics services, partially offset by continued growth in our Desktop application resulting from increased foreclosure activity. The increase during 2007 when compared to 2006 was driven by increased mortgage processing revenues, primarily due to a termination fee recognized from the deconversion of a large customer in 2007, as well as growth in our Desktop application, partially offset by a decrease in our alternative valuation services.

Cost of Revenues

Cost of revenues decreased nominally during 2008 when compared to 2007; however, cost of revenues increased $14.0 million, or 4.7%, during 2007 when compared to 2006. Cost of revenues as a percentage of processing and services revenues was 54.8%, 55.0% and 54.8% during 2008, 2007 and 2006, respectively. The decrease in expenses during 2008 when compared to 2007, and the increase in expenses during 2007 when compared to 2006, was primarily driven by changes in variable costs associated with sales volume.

Gross Profit

Gross profit was $255.7 million, $256.4 million and $247.3 million during 2008, 2007 and 2006, respectively. Gross margin was 45.2%, 45.0% and 45.2% during 2008, 2007 and 2006, respectively. The nominal changes in gross margin during 2008 when compared to 2007, and during 2007 when compared to 2006, was a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased nominally during 2008 when compared to 2007, and during 2007 when compared to 2006. Selling, general and administrative expenses as a percentage of processing and services revenues was 11.4%, 11.4% and 12.4% during 2008, 2007 and 2006, respectively. These results were relatively flat year-over-year for the periods presented.

Operating Income

Operating income decreased nominally during 2008 when compared to 2007; however, operating income increased $12.0 million, or 6.7%, during 2007 when compared to 2006. Operating margin was 33.8%, 33.6% and 32.8% during 2008, 2007 and 2006, respectively. The increases during 2008 when compared to 2007, and during 2007 when compared to 2006, were a result of the factors described above.

Segment Results of Operations — Loan Transaction Services

							Variance		Variance
				As a % of Revenue			2008 vs. 2007		2007 vs. 2006
Year Ended December 31,	2008	2007	2006	2008	2007	2006	$	%	$	%
	(In millions)

Processing and services revenues	$1,307.8	$1,125.9	$900.9	100.0%	100.0%	100.0%	$181.9	16.2%	$225.0	25.0%
Cost of revenues	885.4	750.2	587.0	67.7	66.6	65.2	(135.2)	(18.0)	(163.2)	(27.8)

Gross profit	422.4	375.7	313.9	32.3	33.4	34.8	46.7	12.4	61.8	19.7
Gross margin	32.3%	33.4%	34.8%
Selling, general and administrative expenses	114.3	110.1	107.6	8.7	9.8	11.9	(4.2)	(3.8)	(2.5)	(2.3)

Operating income	$308.1	$265.6	$206.3	23.6%	23.6%	22.9%	$42.5	16.0%	$59.3	28.7%

Operating margin	23.6%	23.6%	22.9%

Processing and Services Revenues

Processing and services revenues increased $181.9 million, or 16.2%, during 2008 when compared to 2007, and $225.0 million, or 25.0%, during 2007 when compared to 2006. The increases during 2008 when compared to 2007, and during 2007 when compared to 2006, were primarily driven by our default management services due to strong market growth as well as continued market share gains. These increases were partially offset by declines in our loan facilitation services, which includes our front-end loan origination related services, due to ongoing weakness in the housing market. The most significant declines were in our loan facilitation services including appraisal, tax and settlement services.

Cost of Revenues

Cost of revenues increased $135.2 million, or 18.0%, during 2008 when compared to 2007, and $163.2 million, or 27.8%, during 2007 when compared to 2006. Cost of revenues as a percentage of processing and services revenues was 67.7%, 66.6% and 65.2% during 2008, 2007 and 2006, respectively. The increases during 2008 when compared to 2007, and during 2007 when compared to 2006, were primarily due to the growth in several of our default management operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.

Gross Profit

Gross profit was $422.4 million, $375.7 million and $313.9 million during 2008, 2007 and 2006, respectively. Gross margin was 32.3%, 33.4% and 34.8% during 2008, 2007 and 2006, respectively. The decreases in gross margin during 2008 when compared to 2007, and during 2007 when compared to 2006, were a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased nominally during 2008 when compared to 2007, and during 2007 when compared to 2006. Selling, general and administrative expenses as a percentage of processing and services revenues was 8.7%, 9.8% and 11.9% during 2008, 2007 and 2006, respectively, primarily due to increased revenues within the segment.

Operating Income

Operating income increased $42.5 million, or 16.0%, during 2008 when compared to 2007, and $59.3 million, or 28.7%, during 2007 when compared to 2006. Operating margin was 23.6%, 23.6% and 22.9% during 2008, 2007 and 2006, respectively, primarily due to the factors described above.

Segment Results of Operations — Corporate and Other

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $59.0 million, $33.1 million and $58.4 million during 2008, 2007 and 2006, respectively. The increase in net corporate expenses in 2008 as compared to 2007 is primarily due to restructuring and spin-off related costs recognized in 2008, incremental public company costs incurred since our spin-off from FIS and higher incentive and stock related compensation costs. The decrease in net corporate expenses in 2007 as compared to 2006 is primarily due to the deconsolidation of FNRES as well as lower incentive and stock related compensation costs. Stock related compensation costs were $21.5 million, $14.1 million and $24.1 million during 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2008, we had cash on hand of $126.0 million and debt, including current portion, of $1,547.5 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.

We intend to pay quarterly cash dividends to our stockholders of $0.10 per common share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $363.9 million, $283.0 million and $342.0 million during 2008, 2007 and 2006, respectively. The increase in cash provided by operating activities during 2008 when compared to 2007 was primarily related to improvements in our billing and collection processes, changes in billing practices for our REO asset management services and deferred recognition of implementation fees for several new mortgage processing customers whom we are converting to our system over an 18-month period, partially offset by a decrease in net earnings. The decrease in cash provided by operating activities during 2007 when compared to 2006 was primarily related to growth in our default management services which generally has a longer receivables cycle, partially offset by an increase in net earnings.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions, net of cash acquired. Cash used in investing activities was approximately $82.2 million, $107.9 million and $81.6 million during 2008, 2007 and 2006, respectively. The decrease in cash used in investing activities during 2008 when compared to 2007 was related to a decrease in the level of capital expenditures and acquisition related activities. The increase in cash used in investing activities during 2007 when compared to 2006 was primarily related to acquisition activities.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $62.3 million, $70.6 million and $70.2 million on capital expenditures during 2008, 2007 and 2006, respectively.

Our recent acquisitions include McDash Analytics, LLC and Espiel, Inc. and Financial Systems Integrators, Inc. We spent (net of cash acquired) approximately $19.9 million, $37.3 million ($43.3 million including non-cash payments) and $11.3 million on acquisitions during 2008, 2007 and 2006, respectively.

Financing Activities

Prior to the spin-off, financing cash flows consisted entirely of contributions by and distributions to FIS. These primarily included distributions of excess cash flows to FIS, partially offset by contributions by FIS to fund payroll, operating expenses, corporate allocations, income taxes, capital expenditures and acquisitions. Subsequent to the spin-off, financing cash flows consist primarily of our borrowings, related debt issuance costs and service payments, proceeds from the sale of shares through our employee equity incentive plans and payment of dividends to stockholders.

Cash used in financing activities was approximately $195.2 million, $183.4 million and $272.3 million during 2008, 2007 and 2006, respectively. Approximately $114.9 million of the cash used in financing activities during 2008 was related to net distributions to FIS that occurred prior to the spin-off. The increase in cash used in financing activities during 2008 when compared to 2007 was primarily due to the payment of debt issuance costs under our new credit facilities, as well as the payment of shareholder dividends and debt service payments following our spin-off from FIS. These items were partially offset by a decrease in the net distributions to FIS due to the termination of cash sweep arrangements following our spin-off from FIS. The decrease in cash used in financing activities during 2007 when compared to 2006 was related to an increase in contributions from FIS to fund payroll, operating expenses, income taxes and acquisitions from FIS, primarily offset by an increase in distributions of excess cash flows to FIS.

Financing

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at December 31, 2008; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $665.0 million was outstanding at December 31, 2008; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $507.5 million was outstanding at December 31, 2008. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

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

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1, with the first interest payment due on January 1, 2009. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes.

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

Interest Rate Swaps

On July 10, 2008, we entered into the following 2-year amortizing interest rate swap transaction:

		Bank Pays	LPS Pays
Amortization Period	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
	(In millions)

July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	400.0	1 Month LIBOR	3.275
March 31, 2009 to June 30, 2009	385.0	1 Month LIBOR	3.275
June 30, 2009 to September 30, 2009	365.0	1 Month LIBOR	3.275
September 30, 2009 to December 31, 2009	345.0	1 Month LIBOR	3.275
December 31, 2009 to March 31, 2010	330.0	1 Month LIBOR	3.275
March 31, 2010 to June 30, 2010	310.0	1 Month LIBOR	3.275
June 30, 2010 to July 31, 2010	290.0	1 Month LIBOR	3.275

On October 6, 2008, we entered into the following interest rate swap transaction:

			Bank Pays	LPS Pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
		(In millions)

October 31, 2008	December 31, 2010	$350.0	1 Month LIBOR	2.780%

(1)	0.44% as of December 31, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of December 31, 2008.

We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The estimated fair value of these cash flow hedges resulted in a liability of $23.3 million as of December 31, 2008, which is included in the accompanying consolidated balance sheets in other noncurrent liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Contractual Obligations

Our long-term contractual obligations generally include our debt, data processing and maintenance commitments and operating lease payments on certain of our property and equipment. As of December 31, 2008, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt	$145,101	$145,100	$145,100	$145,100	$110,100	$856,950	$1,547,451
Interest on long-term debt	83,595	73,840	55,976	51,719	46,645	98,551	410,326
Data processing and maintenance commitments	30,327	13,957	2,375	2,375	2,000	2,000	53,034
Operating lease payments	21,504	14,190	9,876	6,510	2,188	—	54,268
Deferred compensation(1)	—	—	—	—	—	15,761	15,761

Total	$280,527	$247,087	$213,327	$205,704	$160,933	$973,262	$2,080,840

(1)	Deferred compensation is presented as payable after 2013 because of the uncertain timing of the payables.

Indemnifications and Warranties

We often indemnify our customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of our software through software licensing agreements. Historically, we have not made any payments under such indemnifications, but continue to monitor the conditions that are subject to the indemnifications to identify whether a loss has occurred that is both probable and estimable that would require recognition. In addition, we warrant to customers that our software operates substantially in accordance with the software specifications. Historically, no costs have been incurred related to software warranties and none are expected in the future, and as such no accruals for warranty costs have been made.

Tax Indemnification Agreement

Under the tax disaffiliation agreement entered into by our former parent and us in connection with the distribution, we are required to indemnify FIS against all tax related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for United States Federal income tax purposes (including as a result of Section 355(e) of the Code) to the extent these liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of our company or any of our affiliates under the tax disaffiliation agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2008, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $134.2 million. In addition, at December 31, 2008, we held customers’ assets in escrow and investment accounts in connection with our Section 1031 tax deferred exchange business, IPEX. We had a contingent liability to fund the off-balance sheet portfolio, if required, to ensure that exchange transactions are completed for our customers. During 2008, we recorded an $8.7 million other-than-temporary impairment charge related to the investment portfolio.

In February 2009, we completed a sale of all of our interest in IPEX to FNF in exchange for the remaining 61% of the equity interests of FNRES (discussed in Note 16 of the notes to our consolidated and combined financial statements). As a result of the sale, we no longer have any commitments or contingencies related to IPEX’s operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

In the normal course of business, we are routinely subject to a variety of risks, including those described in Item 1A: Risk Factors of Part I of this report. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market accounts, time deposits and floating rate notes.

We are a highly leveraged company, with approximately $1,547.5 million in long-term debt outstanding as of December 31, 2008. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $4.0 million.

Item 8.	Financial Statements and Supplementary Data

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Lender Processing Services, Inc.:

We have audited the accompanying consolidated and combined balance sheets of Lender Processing Services, Inc. and subsidiaries and affiliates (the “Company”) as of December 31, 2008 and 2007, and the related consolidated and combined statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows and for each of the years in the three-year period ended December 31, 2008. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Lender Processing Services, Inc. and subsidiaries and affiliates as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated and combined financial statements, the Company completed its spin-off from Fidelity National Information Services, Inc. on July 2, 2008.

/s/  KPMG LLP

March 16, 2009
Jacksonville, Florida
Certified Public Accountants

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$125,966	$39,566
Trade receivables, net of allowance for doubtful accounts of $27.2 million and $20.3 million, respectively	344,848	286,236
Other receivables	17,393	7,971
Due from affiliates	2,713	—
Prepaid expenses and other current assets	22,030	33,323
Deferred income taxes, net	40,757	40,440

Total current assets	553,707	407,536

Property and equipment, net of accumulated depreciation of $142.4 million and $126.1 million, respectively	95,542	95,620
Computer software, net of accumulated amortization of $87.8 million and $73.9 million, respectively	157,539	150,372
Other intangible assets, net of accumulated amortization of $273.7 million and $239.0 million, respectively	83,489	118,129
Goodwill	1,091,056	1,078,154
Other non-current assets	122,300	112,232

Total assets	$2,103,633	$1,962,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$145,101	$—
Trade accounts payable	31,720	19,499
Accrued salaries and benefits	36,492	22,908
Recording and transfer tax liabilities	14,639	10,657
Due to affiliates	1,573	—
Other accrued liabilities	101,612	57,053
Deferred revenues	51,628	58,076

Total current liabilities	382,765	168,193

Deferred revenues	40,343	23,146
Deferred income taxes, net	36,557	55,196
Long-term debt, net of current portion	1,402,350	—
Other non-current liabilities	39,217	34,419

Total liabilities	1,901,232	280,954

Commitments and contingencies (Note 10)
Minority interest	11,252	10,050

Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued and outstanding at December 31, 2008	—	—
Common stock $0.0001 par value; 500 million shares authorized, 95.3 million shares issued and outstanding at December 31, 2008	9	—
FIS’s equity	—	1,671,039
Additional paid-in capital	111,849	—
Retained earnings	93,540	—
Accumulated other comprehensive earnings (loss)	(13,667)	—
Treasury stock $0.0001 par value; 19,870 shares at December 31, 2008	(582)	—

Total stockholders’ equity	191,149	1,671,039

Total liabilities and stockholders’ equity	$2,103,633	$1,962,043

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Earnings
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Processing and services revenues, including revenues from related parties of $255.6 million, $211.3 million and $136.4 million, respectively	$1,861,909	$1,690,568	$1,484,977
Cost of revenues, including related party expenses of $7.4 million, $5.8 million and $3.9 million, respectively	1,182,858	1,058,647	900,145

Gross profit	679,051	631,921	584,832

Selling, general, and administrative expenses, including related party expenses, net of expense reimbursements, of $35.2 million, $23.5 million and $38.6 million, respectively	238,857	207,859	257,312

Operating income	440,194	424,062	327,520

Other income (expense):
Interest income	1,605	1,690	2,606
Interest expense	(49,929)	(146)	(298)
Other expense, net	(8,427)	—	(106)

Total other income (expense)	(56,751)	1,544	2,202

Earnings before income taxes, equity in loss of unconsolidated affiliate and minority interest	383,443	425,606	329,722
Provision for income taxes	146,667	164,734	127,984

Earnings before equity in loss of unconsolidated affiliate and minority interest	236,776	260,872	201,738
Equity in loss of unconsolidated affiliate	(4,687)	(3,048)	—
Minority interest	(1,201)	(1,019)	(683)

Net earnings	$230,888	$256,805	$201,055

Unaudited pro forma net earnings per share — basic(1)	$2.42	$2.64

Unaudited pro forma weighted average shares outstanding — basic(1)	95,353	97,335

Unaudited pro forma net earnings per share — diluted(1)	$2.41	$2.63

Unaudited pro forma weighted average shares outstanding — diluted(1)	95,754	97,697

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 is reflected on a pro forma basis (discussed in Note 2)

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Comprehensive Earnings
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Net earnings	$230,888	$256,805	$201,055
Other comprehensive earnings (loss):
Unrealized gain on other investments, net of tax	671	—	—
Unrealized loss on interest rate swaps, net of tax(1)	(14,338)	—	—

Other comprehensive earnings (loss)	(13,667)	—	—

Comprehensive earnings	$217,221	$256,805	$201,055

(1)	Net of income tax benefit of $9.0 million for the year ended December 31, 2008.

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006

						Accumulated
						Other
				Additional		Comprehensive			Total
	Common	Common	FIS’s	Paid-In	Retained	Earnings	Treasury	Treasury	Stockholders’
	Shares	Stock	Equity	Capital	Earnings	(Loss)	Shares	Stock	Equity
	(In thousands)

Balances, December 31, 2005	—	$—	$1,270,939	$—	$—	$—	—	$—	$1,270,939
Net earnings	—	—	201,055	—	—	—	—	—	201,055
Contribution of goodwill	—	—	353,768	—	—	—	—	—	353,768
Net distribution to FIS	—	—	(248,231)	—	—	—	—	—	(248,231)

Balances, December 31, 2006	—	—	1,577,531	—	—	—	—	—	1,577,531

Net earnings	—	—	256,805	—	—	—	—	—	256,805
Net distribution to FIS	—	—	(163,297)	—	—	—	—	—	(163,297)

Balances, December 31, 2007	—	—	1,671,039	—	—	—	—	—	1,671,039

Net earnings (January 1, 2008 to June 20, 2008)	—	—	118,295	—	—	—	—	—	118,295
Net contribution by (distribution to) FIS	—	—	(121,677)	14,634	—	—	—	—	(107,043)
Capitalization of Lender Processing Services, Inc.	1	—	(1,667,657)	1,667,268	—	389	—	—	—
Issuance of note payable to FIS	—	—	—	(1,585,000)	—	—	—	—	(1,585,000)
Net earnings (June 21, 2008 to December 31, 2008)	—	—	—	—	112,593	—	—	—	112,593
Distribution of common stock (July 2, 2008)	94,610	9	—	(9)	—	—	—	—	—
Issuance of restricted stock	521	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(19,053)	—	—	—	(19,053)
Exercise of stock options	152	—	—	2,030	—	—	(20)	(582)	1,448
Tax benefit associated with exercise of stock options	—	—	—	533	—	—	—	—	533
Stock-based compensation	—	—	—	12,393	—	—	—	—	12,393
Unrealized gain on investments, net	—	—	—	—	—	282	—	—	282
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(14,338)	—	—	(14,338)

Balances, December 31, 2008	95,284	$9	$—	$111,849	$93,540	$(13,667)	(20)	$(582)	$191,149

(1)	Dividends were paid at $0.10 per common share.

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

Consolidated and Combined Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$230,888	$256,805	$201,055
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93,416	102,607	111,858
Amortization of debt issuance costs	3,002	—	—
Deferred income taxes, net	(28)	12,840	12,123
Stock-based compensation cost	21,513	14,057	24,103
Income tax benefit from exercise of stock options	(533)	—	—
Equity in losses of unconsolidated entity	4,687	3,048	—
Minority interest	1,201	1,019	683
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(57,918)	(99,234)	1,734
Other receivables	(9,423)	28,325	10,359
Prepaid expenses and other assets	11,666	(23,135)	(2,032)
Deferred revenues	10,501	(29,946)	(26,784)
Accounts payable, accrued liabilities and other liabilities	54,888	16,608	8,851

Net cash provided by operating activities	363,860	282,994	341,950

Cash flows from investing activities:
Additions to property and equipment	(23,012)	(20,754)	(24,156)
Additions to capitalized software	(39,276)	(49,798)	(46,092)
Acquisitions, net of cash acquired	(19,938)	(37,305)	(11,341)

Net cash used in investing activities	(82,226)	(107,857)	(81,589)

Cash flows from financing activities:
Borrowings	25,700	—	—
Debt service payments	(63,272)	—	—
Capitalized debt issuance costs	(25,735)	—	—
Stock options exercised	1,448	—	—
Income tax benefit from exercise of stock options	533	—	—
Dividends paid	(19,053)	—	—
Net distributions to FIS	(114,855)	(183,354)	(272,334)

Net cash used in financing activities	(195,234)	(183,354)	(272,334)

Net increase (decrease) in cash and cash equivalents	86,400	(8,217)	(11,973)
Cash and cash equivalents, beginning of year	39,566	47,783	59,756

Cash and cash equivalents, end of year	$125,966	$39,566	$47,783

Cash paid for interest	$32,330	$—	$—

Cash paid for taxes	$62,229	$—	$—

Non-cash contribution of goodwill by FIS	$—	$—	$353,768

Non-cash contribution of stock compensation by FIS	$9,120	$14,057	$24,103

Non-cash contribution for Espiel acquisition	$—	$6,000	$—

Non-cash redistribution of assets to FIS	$(1,308)	$—	$—

Non-cash exchange of FIS note	$(1,585,000)	$—	$—

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the Certegy merger described below; all references to “old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of former FIS’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of old FNF but now a stand-alone company.

(1)	Description of Business

Lender Processing Services, Inc. Spin-off Transaction

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

In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our new senior notes and debt obligations under our new credit facility described in Note 9. On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution, and the Company’s registration statement on Form 10 with respect to the distribution was declared effective by the Securities and Exchange Commission.

On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing Tranche B Term Loans issued under its Credit Agreement dated as of January 18, 2007. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS. On July 3, 2008, we commenced regular way trading on the New York Stock Exchange under the trading symbol “LPS.” Prior to the spin-off, we were a wholly-owned subsidiary of FIS.

Reporting Segments

We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our property records business, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.

Our loan facilitation services include:

•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of real estate tax services, which provide lenders with information about the tax status of a property, and flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default management services include, among others:

•	foreclosure management services, including access to a nationwide network of independent attorneys, document preparation and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.

We also have a corporate segment that consists of the corporate overhead and other smaller operations that are not included in the other segments.

(2)	Significant Accounting Policies

The following describes our significant accounting policies which have been followed in preparing the accompanying consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(a)	Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated and combined financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Our investments in less than 50% owned affiliates are accounted for using the equity method of accounting.

Prior to June 21, 2008, the historical financial statements of the Company were presented on a combined basis. Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements also reflect allocations of certain corporate expenses from FIS. These expenses have been allocated to us on a basis that FIS’s management considers to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by our businesses. These expense allocations reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FIS who are not our employees after the spin-off but who historically provided services to us. Certain of the amounts allocated to us reflect a portion of amounts charged to FIS under agreements entered into with FNF.

Our historical financial statements do not reflect the debt or interest expense we might have incurred if we had been a stand-alone entity. In addition, since the spin-off, we now incur other expenses not reflected in our historical financial statements, as a result of being a separate publicly traded company. As a result, our historical financial statements do not necessarily reflect what our financial position or results of operations would have been if we had operated as a stand-alone public entity during the periods covered, and may not be indicative of our future results of operations or financial position.

Beginning June 21, 2008, after all the assets and liabilities of the lender processing services segment of FIS were formally contributed by FIS to LPS, the historical financial statements of the Company have been presented on a consolidated basis for financial reporting purposes.

(b)	Reclassifications

Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

(c)	Net Distribution to FIS

Prior to the spin-off, we participated in a centralized cash management program with FIS. A significant amount of our cash disbursements were made through a centralized payable system which was operated by FIS, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by FIS. There were no formal financing arrangements with FIS and all cash receipts and disbursement activity was recorded through FIS’s equity in our consolidated and combined balance sheets, and as net contributions by or distributions to FIS in our consolidated and combined statements of stockholders’ equity and cash flows because such amounts were considered to have been contributed by or distributed to FIS. As a result, there was no net amount due to or from FIS which would have required settlement at the spin-off date. Cash and cash equivalents reflected on our historical balance sheet represents only those amounts held at our company’s level.

The major components of the amounts contributed by or distributed to FIS relate to our participation in a centralized cash management program with FIS. These amounts primarily included distributions of excess cash flows to FIS, partially offset by contributions by FIS to fund payroll, operating expenses, corporate allocations, income taxes, capital expenditures and acquisitions.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The major components of the net distributions to FIS for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

Distribution of cash collections	$857,591	$1,561,388	$1,459,927

Contribution of cash disbursements:
Payroll	(270,497)	(519,548)	(492,474)
Other cost of revenues	(336,079)	(576,679)	(475,619)
Current provision for income taxes	(77,418)	(151,894)	(115,861)
Additions to property, plant and equipment	(9,376)	(20,754)	(24,156)
Additions to capitalized software	(15,761)	(49,798)	(46,092)
Acquisitions, net of cash acquired	(15,488)	(37,305)	(11,341)
FIS corporate allocations	(18,117)	(22,056)	(22,050)

	(742,736)	(1,378,034)	(1,187,593)

Net cash distributions to FIS	114,855	183,354	272,334
Non-cash contribution of stock compensation by FIS	(9,120)	(14,057)	(24,103)
Non-cash contribution for Espiel acquisition	—	(6,000)	—
Non-cash redistribution of assets to FIS	1,308	—	—

Net distribution to FIS	$107,043	$163,297	$248,231

Other cost of revenues primarily includes payments to third party contractors, occupancy costs, equipment costs, data processing costs, travel and entertainment and professional fees.

(d)	Fair Value of Financial Instruments

The fair values of financial instruments, which primarily include trade receivables and payables, other receivables and debt, are estimated as of year-end and disclosed elsewhere in these notes. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

(e)	Management Estimates

The preparation of these consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the recoverability of long-lived assets and the recognition of revenue related to software contracts. Actual results that we experience could differ from our estimates.

(f)	Cash and Cash Equivalents

Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. Cash equivalents are predominantly invested with high credit quality financial institutions and consist of short-term investments, such as money market accounts, time deposits and floating rate notes. The carrying amounts of these instruments reported in the consolidated and combined balance sheets approximate their fair value because of their immediate or short-term maturities.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(g)	Trade Receivables, Net

The carrying amounts reported in the consolidated and combined balance sheets for trade receivables approximate their fair value because of their immediate or short-term maturities.

A summary of trade receivables, net of an allowance for doubtful accounts, at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Trade receivables — billed	$366,411	$298,422
Trade receivables — unbilled	5,637	8,144

Total trade receivables	372,048	306,566
Allowance for doubtful accounts	(27,200)	(20,330)

Total trade receivables, net	$344,848	$286,236

The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the consolidated and combined balance sheet dates. A summary of the roll forward of allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

Allowance for doubtful accounts as of December 31, 2005	$(11,739)
Bad debt expense	(8,588)
Write offs	7,260

Allowance for doubtful accounts as of December 31, 2006	(13,067)
Bad debt expense	(11,353)
Write offs	4,090

Allowance for doubtful accounts as of December 31, 2007	(20,330)
Bad debt expense	(14,537)
Transfers and acquisitions	(23)
Write offs	7,690

Allowance for doubtful accounts as of December 31, 2008	$(27,200)

(h)	Other Receivables

The carrying amounts reported in the consolidated and combined balance sheets for other receivables approximate their fair value.

(i)	Deferred Contract Costs

Cost of software sales and outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems/processes and data conversion.

In the event indications exist that a deferred contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized deferred contract cost balance. If the projected cash flows are not adequate to recover the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

unamortized cost balance, the balance would be adjusted to equal the contract’s net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.

As of December 31, 2008 and 2007, we had approximately $29.7 million and $32.8 million, respectively, recorded as deferred contract costs that were classified in prepaid and other current assets or other non-current assets in our consolidated and combined balance sheets.

(j)	Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) requires that long-lived assets and intangible assets with definite useful lives be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no impairment charges during the periods presented.

(k)	Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: thirty years for buildings and three to seven years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial terms of the applicable leases or the estimated useful lives of such assets.

(l)	Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), or with the American Institute of Certified Public Accountants (the “AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). After the technological feasibility of the software has been established (for SFAS 86 software), or at the beginning of application development (for SOP 98-1 software), software development costs, which include salaries and related payroll costs and costs of independent contractors incurred during development, are capitalized. Research and development costs incurred prior to the establishment of technological feasibility (for SFAS 86 software), or prior to application development (for SOP 98-1 software), are expensed as incurred. Software development costs are amortized on a product by product basis commencing on the date of general release of the products (for SFAS 86 software) and the date placed in service for purchased software (for SOP 98-1 software). We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(m)	Intangible Assets

We have intangible assets which consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to 10 years. Certain trademarks determined to have indefinite lives are reviewed for impairment at least annually in accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”).

(n)	Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. SFAS 142 requires that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We measure for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. Management has determined that there was no impairment to goodwill during the periods presented.

(o)	Trade Accounts Payable

The carrying amounts reported in the consolidated and combined balance sheets for trade accounts payable approximate their fair value because of their immediate or short-term maturities.

(p)	Deferred Compensation Plan

LPS maintains a deferred compensation plan (the “Plan”) which is available to certain LPS management level employees and directors. The Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the Plan are provided by a funded rabbi trust.

The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants and is included as a long-term liability in the accompanying consolidated and combined balance sheets. The related plan assets are classified within other non-current assets in the accompanying consolidated and combined balance sheets and are reported at market value. The balance of the deferred compensation liability totaled $15.8 million and $34.2 million as of December 31, 2008 and 2007, respectively, and approximates the value of the corresponding asset.

(q)	Derivative Instruments

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. We engage in hedging activities relating to our variable rate debt through the use of interest rate swaps. We have designated these interest rate swaps as cash flow hedges.

(r)	Revenue Recognition

The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of transactions we enter into with our customers. We enter into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple services. These services occasionally include offerings from more than one segment to the same customer. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In our Technology, Data and Analytics segment, we recognize revenues relating to mortgage processing, outsourced business processing services, data and analytics services, along with software licensing and software related services. In some cases, these services are offered in combination with one another and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.

The substantial majority of the revenues in our Technology, Data and Analytics segment are from outsourced data processing, data and valuation related services, and application management arrangements. Revenues from these arrangements are recognized as services are performed in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Revenues and costs related to implementation, conversion and programming services associated with our data processing and application management agreements during the implementation phase are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.

In the event that our arrangements with our customers include more than one service, we determine whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the services are software related services as determined under AICPA’s SOP 97-2, Software Revenue Recognition (“SOP 97-2”), and SOP 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”) we apply these pronouncements and related interpretations to determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

We recognize software license and post-contract customer support fees as well as associated development, implementation, training, conversion and programming fees in accordance with SOP 97-2 and SOP 98-9. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. If the arrangement is subject to accounting under SOP 97-2, VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.

In our Loan Transaction Services segment, we recognize revenues relating to loan facilitation services and default management services. Revenue derived from software and service arrangements included in the Loan Transaction Services segment is recognized in accordance with SAB 104 as discussed above. Loan facilitation services primarily consist of centralized title agency services for various types of lenders. Revenues relating to loan

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services and borrower credit and flood zone information. Revenues derived from these services are recognized as the services are performed in accordance with SAB 104 as described above.

In addition, our flood and tax units provide various services including life-of-loan-monitoring services. Revenue for life-of-loan services is deferred and recognized ratably over the estimated average life of the loan service period, which is determined based on our historical experience and industry data. We evaluate our historical experience on a periodic basis, and adjust the estimated life of the loan service period prospectively.

(s)	Cost of Revenue and Selling, General and Administrative Costs

Cost of revenue includes payroll, employee benefits, occupancy costs and other costs associated with personnel employed in customer service roles, including program design and development and professional services. Cost of revenue also includes data processing costs, amortization of software and customer relationship intangible assets and depreciation of operating assets.

Selling, general, and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general, and administrative expenses also includes depreciation of non-operating assets, advertising costs and other marketing-related programs.

(t)	Stock-Based Compensation Plans

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (“SFAS 123R”). Compensation cost is measured based on the fair value of the award at the grant date and recognized on a straight-line basis over the vesting period.

(u)	Income Taxes

Prior to the spin-off, our operating results were included in FIS’s consolidated U.S. Federal and State income tax returns and reflect the estimated income taxes we would have paid as a stand-alone taxable entity. We recognize deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated and combined financial statements in the period enacted. Our obligation for taxes through the date of the spin-off has been paid by FIS on our behalf and settled through equity.

(v)	Unaudited Pro Forma Net Earnings Per Share

The basic weighted average shares and common stock equivalents are generally computed in accordance with SFAS No. 128, Earnings Per Share, using the treasury stock method. However, due to the nature and timing of the spin-off, the number of outstanding shares issued in the capitalization of the Company were the only shares outstanding prior to the spin-off. As such, management believes the resulting GAAP earnings per share — basic and

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

diluted measures are not meaningful for the year ended December 31, 2008, and therefore, the calculation has been excluded from the Consolidated and Combined Statements of Earnings and the Notes thereto.

Unaudited pro forma weighted average shares outstanding — basic for the year ended December 31, 2008 is calculated using the average of the number of shares used to calculate the pro forma weighted average shares outstanding — basic for the three months ended March 31, 2008 (97,376), June 30, 2008 (94,611), September 30, 2008 (94,667) and December 31, 2008 (94,757). Unaudited pro forma weighted average shares outstanding — diluted for the year ended December 31, 2008 is calculated using the average of the number of shares used to calculate the pro forma weighted average shares outstanding — diluted for the three months ended March 31, 2008 (97,597), June 30, 2008 (95,070), September 30, 2008 (95,223) and December 31, 2008 (95,126).

Unaudited pro forma weighted average shares outstanding — basic for the year ended December 31, 2007 is calculated using one-half the number of outstanding shares of FIS as of December 31, 2007 because on completion of the spin-off, the number of shares of our outstanding common stock was expected to equal one half of the number of FIS outstanding shares on the date of the spin-off. Unaudited pro forma weighted average shares outstanding — diluted for the year ended December 31, 2007 is calculated using one-half the number of dilutive FIS common stock equivalents as of the period end in respect of those stock-based awards expected to be converted to LPS stock awards.

Weighted average shares outstanding — basic and weighted average shares outstanding — diluted for the year ended December 31, 2006 are excluded from the Consolidated and Combined Statement of Earnings and the Notes thereto.

The following table summarizes unaudited pro forma earnings per share for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	2008	2007

Net earnings	$230,888	$256,805

Pro forma weighted average shares outstanding — basic	95,353	97,335
Plus: Pro forma common stock equivalent shares	401	362

Pro forma weighted average shares outstanding — diluted	95,754	97,697

Pro forma net earnings per share — basic	$2.42	$2.64

Pro forma net earnings per share — diluted	$2.41	$2.63

Options to purchase approximately 6.0 million shares of our common stock for the three months ended December 31, 2008 were not included in the computation of diluted earnings per share because they were antidilutive.

(w)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for periods beginning on or after December 15, 2008, and is applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The adoption of the FSP did not materially affect the Company’s statements of financial condition or operations.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not affect the Company’s statements of financial condition or operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Effective January 1, 2008, we adopted SFAS 159. The adoption of SFAS 159 did not materially affect the Company’s statements of financial condition or operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial and nonfinancial assets and liabilities did not materially affect the Company’s statements of financial condition or operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS 133 such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, performance and cash flows. Pursuant to the transition provisions of the statement, the Company will adopt SFAS 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. The adoption of SFAS 161 will not impact the Company’s statements of financial condition or operations as it is disclosure only in nature.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The transaction costs of the acquisition as well as any related restructuring costs are expensed as incurred. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess is recognized as a gain. SFAS 141R is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date. The adoption of SFAS 141R will not materially affect the Company’s statements of financial condition or operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring (a) that noncontrolling interests (sometimes

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

called minority interests) to be reported as a component of shareholders’ equity on the balance sheet, (b) that the amount of net income attributable to the parent and to the noncontrolling interests be separately identified and presented in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for periods beginning on or after December 15, 2008 and is applied prospectively except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS 160 will not impact the Company’s statement of operations, but will impact the Company’s statement of position as minority interest will be reclassified as a component of stockholders’ equity.

(3)	Transactions with Related Parties

We have historically conducted business with FNF. We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time. A summary of these agreements in effect through December 31, 2008 is as follows:

•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in aggregate, are equal to approximately 88% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.

A detail of related party items included in revenues for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Title agency services	$187.9	$132.2	$83.9
Software development services	55.7	59.5	32.7
Other data related services	12.0	19.6	19.8

Total revenues	$255.6	$211.3	$136.4

•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF has provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned by FNF and by FIS. In connection with the spin-off, the Company was added as a co-obligor of the aircraft lease obligations for the aircraft leased by FIS, and pursuant to an aircraft interchange agreement, LPS was included as an additional permitted user of corporate aircraft leased by FNF. FNF also continues to be a permitted user of any aircraft leased by FIS or LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as landlord, for office space in the office building owned by FNF that is located on the Company’s headquarters corporate campus. The Company also entered into a new property management agreement with FNF for the office building located on the Company’s headquarters corporate campus. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of the office space, together with furniture and furnishings, at the Company’s headquarters location. In addition, the Company’s revenues include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters and business operations as well as revenues for property management services for FNF for the office building located on the corporate campus with the Company’s headquarters.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.

A detail of related party items included in expenses for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	2008	2007	2006

Title plant information expense	$7.4	$5.8	$3.9
Corporate services expense	34.8	35.7	51.8
Licensing, leasing and cost sharing agreement	0.4	(12.2)	(13.2)

Total expenses	$42.6	$29.3	$42.5

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

Other related party transactions:

Investment in Fidelity National Real Estate Solutions, Inc.

On December 31, 2006, FNF contributed $52.5 million to Fidelity National Real Estate Solutions, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. As a result, since December 31, 2006, FIS no longer consolidated FNRES, but recorded the remaining 39% interest as an equity investment. On June 16, 2008, FIS contributed its equity investment in FNRES to LPS in the spin-off (Note 1), which is carried on the consolidated and combined balance sheets in other non-current assets at $25.8 million and $30.5 million as of December 31, 2008 and 2007, respectively. LPS recorded equity losses (net of tax) from its investment in FNRES of $4.7 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively. During 2006, FNRES contributed revenues of $45.1 million and an operating loss of $6.6 million which is reflected in the Corporate and Other segment.

In February 2009, we completed the sale of all of our interest in Investment Property Exchange Services, Inc. (“IPEX”) to FNF in exchange for the remaining 61% of the equity interests of FNRES (see Note 16).

Contribution of National New York

During the second quarter of 2006, old FNF contributed the stock of National Title Insurance of New York, Inc. (“National New York”), a title insurance company, to us. This transaction was reflected as a contribution of capital from old FNF in the amount of old FNF’s historical basis in National New York of approximately $10.7 million.

(4)	Acquisitions

In May 2008, we acquired McDash Analytics, LLC (“McDash”) for $19.9 million (net of cash acquired) which resulted in the recognition of $15.0 million of goodwill and $4.4 million of other intangible assets and software.

In June 2007, we acquired Espiel, Inc. and Financial Systems Integrators, Inc. (“Espiel”) for $43.3 million (net of cash acquired) which resulted in the recognition of $32.4 million of goodwill and $12.4 million of other intangible assets and software.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The results of operations and financial position of other entities acquired during the years ended December 31, 2007 and 2006 are included in the consolidated and combined financial statements from and after the date of acquisition. These acquisitions were made by FIS and contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their valuation with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2006 through December 31, 2008 was not significant individually or in the aggregate to our historical financial results.

(5)	Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007

Land	$4,835	$4,835
Buildings	68,829	67,764
Leasehold improvements	13,645	12,147
Computer equipment	119,043	104,809
Furniture, fixtures, and other equipment	31,567	32,151

	237,919	221,706
Accumulated depreciation and amortization	(142,377)	(126,086)

Property and equipment, net of depreciation and amortization	$95,542	$95,620

Depreciation and amortization expense on property and equipment amounted to $20.5 million, $27.2 million and $29.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)	Computer Software

Computer software as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007

Software from business acquisitions	$82,230	$82,203
Capitalized software development costs	140,890	112,920
Purchased software	22,206	29,130

Computer software	245,326	224,253
Accumulated amortization	(87,787)	(73,881)

Computer software, net of accumulated amortization	$157,539	$150,372

Amortization expense for computer software was $32.9 million, $31.1 million and $29.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in cost of revenues in the accompanying consolidated and combined statements of earnings.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(7)	Intangible Assets

Intangible assets, as of December 31, 2008, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$352,963	$271,216	$81,747
Trademarks	4,211	2,469	1,742

Balance, December 31, 2008	$357,174	$273,685	$83,489

Intangible assets, as of December 31, 2007, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$353,083	$238,989	$114,094
Trademarks	4,035	—	4,035

Balance, December 31, 2007	$357,118	$238,989	$118,129

Amortization expense for intangible assets with definite lives was $40.0 million, $42.4 million and $51.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Estimated amortization expense for the next five years is $29.2 million for 2009, $21.3 million for 2010, $14.3 million for 2011, $9.6 million for 2012, and $4.3 million for 2013.

(8)	Goodwill

Changes in goodwill during the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Balance, December 31, 2006 (as restated)	$654,281	$391,500	$—	$1,045,781
Goodwill acquired during 2007 relating to Espiel	32,373	—	—	32,373

Balance, December 31, 2007 (as restated)	686,654	391,500	—	1,078,154
Goodwill acquired during 2008 relating to McDash	15,022	—	—	15,022
Redistribution of goodwill to FIS	—	(2,120)	—	(2,120)

Balance, December 31, 2008	$701,676	$389,380	$—	$1,091,056

Goodwill balances as of December 31, 2007 and 2006 have been restated to reflect the correction of an error. Prior to the spin-off from FIS, we made an error in calculating the allocation of goodwill between our segments. The correction is not significant to the consolidated and combined balance sheets or statements of earnings. There is no effect on our prior period retained earnings, or any other components of the statements of stockholders’ equity.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(9)	Long-Term Debt

Long-term debt as of December 31, 2008 consisted of the following (in thousands):

2008

Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.94% at December 31, 2008), quarterly principal amortization, maturing July 2013	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.94% at December 31, 2008), quarterly principal amortization, maturing July 2014	507,450
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings), Fed-funds plus 2.50% (Swingline Borrowings) or Prime plus 1.50% (Base Rate Borrowings) (2.94%, 2.64% or 4.75%, respectively, at December 31, 2008), maturing July 2013. Total of $139.3 million unused (net of outstanding letters of credit) as of December 31, 2008	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	375,000
Capital lease	1

1,547,451
Less current portion	(145,101)

Long-term debt, excluding current portion	$1,402,350

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1, with the first interest payment due on January 1, 2009. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes.

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

The fair value of the Company’s long-term debt at December 31, 2008 is estimated to be approximately 92% of the carrying value. We have estimated the fair value based on values of trades of our debt made in close proximity to year-end.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

On July 10, 2008, we entered into the following 2-year amortizing interest rate swap transaction:

		Bank Pays	LPS Pays
Amortization Period	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
	(In millions)

July 31, 2008 to December 31, 2008	$420.0	1 Month LIBOR	3.275%
December 31, 2008 to March 31, 2009	400.0	1 Month LIBOR	3.275
March 31, 2009 to June 30, 2009	385.0	1 Month LIBOR	3.275
June 30, 2009 to September 30, 2009	365.0	1 Month LIBOR	3.275
September 30, 2009 to December 31, 2009	345.0	1 Month LIBOR	3.275
December 31, 2009 to March 31, 2010	330.0	1 Month LIBOR	3.275
March 31, 2010 to June 30, 2010	310.0	1 Month LIBOR	3.275
June 30, 2010 to July 31, 2010	290.0	1 Month LIBOR	3.275

On October 6, 2008, we entered into the following interest rate swap transaction:

			Bank Pays	LPS Pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
		(In millions)

October 31, 2008	December 31, 2010	$350.0	1 Month LIBOR	2.780%

(1)	0.44% as of December 31, 2008.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of December 31, 2008.

We have designated these interest rate swaps as cash flow hedges in accordance with SFAS 133. The estimated fair value of these cash flow hedges resulted in a liability of $23.3 million as of December 31, 2008, which is included in the accompanying consolidated and combined balance sheets in other non-current liabilities and as a component of accumulated other comprehensive earnings, net of deferred taxes. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes.

Principal Maturities of Debt

Principal maturities at December 31, 2008 for the next five years and thereafter are as follows (in thousands):

2009	$145,101
2010	145,100
2011	145,100
2012	145,100
2013	110,100
Thereafter	856,950

Total	$1,547,451

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(10)	Commitments and Contingencies

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

National Title Insurance of New York, Inc. Litigation

One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss have been filed and are pending in each complaint.

Harris, Ernest and Mattie v. FIS Foreclosure Solutions, Inc.

A putative class action was filed on January 16, 2008 as an adversary proceeding in the Bankruptcy Court in the Southern District of Texas. The complaint alleges that LPS engaged in unlawful attorney fee-splitting practices in its default management business. The complaint sought declaratory and equitable relief reversing all attorneys’ fees charged to debtors in bankruptcy court and disgorging any such fees we collected. We filed a Motion to Dismiss, and the Bankruptcy Court dismissed three of the six counts contained in the complaint. We also filed a Motion to Withdraw the Reference and remove the case to federal district court as the appropriate forum for the resolution of the allegations contained in the complaint. The Bankruptcy Court recommended removal to the U.S. District Court for the Southern District of Texas, and the U.S. District Court accepted that recommendation in April 2008. The U.S. District Court dismissed the case with prejudice on December 3, 2008. In connection with the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

action, LPS paid no monetary damages (including no attorney fees, costs or expenses) nor was the plaintiff granted any equitable relief.

Leases

We lease certain of our property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years ending December 31, 2013 are as follows (in thousands):

2009	$21,504
2010	14,190
2011	9,876
2012	6,510
2013	2,188

Total	$54,268

Rent expense incurred under all operating leases during the years ended December 31, 2008, 2007 and 2006 was $24.0 million, $21.7 million and $19.2 million, respectively.

Data Processing and Maintenance Services Agreements

We have various data processing and maintenance services agreements with vendors, which expire through 2014, for portions of our computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $53.0 million as of December 31, 2008. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.

Indemnifications and Warranties

We often indemnify our customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of our software through software licensing agreements. Historically, we have not made any payments under such indemnifications, but continue to monitor the conditions that are subject to the indemnifications to identify whether a loss has occurred that is both probable and estimable that would require recognition. In addition, we warrant to customers that our software operates substantially in accordance with the software specifications. Historically, no costs have been incurred related to software warranties and none are expected in the future, and as such no accruals for warranty costs have been made.

Tax Indemnification Agreement

Under the tax disaffiliation agreement entered into by our former parent and us in connection with the distribution, we are required to indemnify FIS against all tax related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for United States Federal income tax purposes (including as a result of Section 355(e) of the Code) to the extent these liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of our company or any of our affiliates under the tax disaffiliation agreement.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2008, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $134.2 million. In addition, at December 31, 2008, we held customers’ assets in escrow and investment accounts in connection with our Section 1031 tax deferred exchange business, IPEX. We had a contingent liability to fund the off-balance sheet portfolio, if required, to ensure that exchange transactions are completed for our customers. During 2008, we recorded an $8.7 million other-than-temporary impairment charge related to the investment portfolio.

In February 2009, we completed a sale of all of our interest in IPEX to FNF in exchange for the remaining 61% of the equity interests of FNRES (see Note 16). As a result of the sale, we no longer have any commitments or contingencies related to IPEX’s operations.

(11)	Employee Benefit Plans

Stock Purchase Plan

Prior to the spin-off, our employees participated in the FNF Employee Stock Purchase Plan (through mid-2006) and the FIS Employee Stock Purchase Plan (since mid-2006). Subsequent to the spin-off, our employees have participated in the LPS Employee Stock Purchase Plan (collectively the “ESPP Plans”). Under the terms of the ESPP Plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of common stock through payroll deductions. We have registered 10 million shares for issuance under the current plan. Pursuant to the ESPP Plans, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. We contribute varying matching amounts as specified in the ESPP Plans. We recorded an expense of $5.3 million, $4.8 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, relating to the participation of our employees in the ESPP Plans.

401(k) Profit Sharing Plan

Prior to the spin-off, our employees participated in qualified 401(k) plans sponsored by FNF or FIS. Subsequent to the spin-off, our employees have participated in a qualified 401(k) plan sponsored by LPS. Under the terms of all three plans and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We generally match 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded $7.0 million, $7.3 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, relating to the participation of our employees in the 401(k) plans.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

Prior to spin-off

Prior to the spin-off, our employees participated in FIS’s, FNF’s and old FNF’s stock incentive plans. As a result, these financial statements include an allocation of stock compensation expense from FIS for the periods presented, up through July 2, 2008. This allocation includes all stock compensation recorded by FIS for the employees within our operating segments and an allocation for certain corporate employees and directors.

Prior to November 9, 2006, certain awards held by our employees were issuable in both old FNF and FIS common stock. On November 9, 2006, as part of the closing of the merger between FIS and old FNF, FIS assumed certain options and restricted stock grants that the Company’s employees and directors held under various old FNF stock-based compensation plans and all these awards were converted into awards issuable in FIS common stock. From November 9, 2006 to July 2, 2008, all options and awards held by our employees were issuable in the common stock of FIS. On July 2, 2008, in connection with the spin-off, all FIS options and FIS restricted stock awards held by our employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by our new stock option plan. The exercise price and number of shares subject to each FIS option and FIS restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices, which resulted in an equal fair value of the options before and after the exchange. Therefore, no compensation charge was recorded in connection with the conversion. Since July 2, 2008, all options and awards held by our employees are issuable in LPS common stock.

Post spin-off

Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of December 31, 2008, 6.6 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $21.5 million, $14.1 million and $24.1 million during 2008, 2007 and 2006, respectively, and a related income tax benefit of $0.5 million for the year ended December 31, 2008. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated and combined statements of earnings. The 2006 stock compensation expense included $12.6 million relating to certain FIS performance based options for which the performance and market based criteria for vesting were met during 2006 and a $4.3 million charge relating to the acceleration of option vesting in connection with the merger between FIS and old FNF.

During 2008, $0.5 million of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.

As of December 31, 2008, the Company had $49.2 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.6 years.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Options

The following table summarizes stock option activity under the Plan since inception (July 2, 2008):

		Weighted Average
	Number of Shares	Exercise Price

Inception of Plan	—	$—
Granted:
FIS options converted on July 2, 2008 to LPS options (conversion ratio of 1.14)	5,211,018	29.64
Other grants	1,682,500	34.58

Total Granted	6,893,518
Exercised(1)	(132,156)	14.47
Cancelled	(247)	25.12

Outstanding as of December 31, 2008	6,761,115	$31.16

(1)	The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $2.5 million.

We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions both before and after the date of the spin-off. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends, including FIS’s history for the pre-spin options. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the periods presented in the consolidated and combined financial statements:

					Weighted Average
	Weighted Average	Risk Free	Volatility	Expected	Expected Life
Year	Fair Value	Interest Rate	Factor	Dividend Yield	(In Years)

2008	$ 8.55	3.2%	25%	1.1%	5.0
2007	12.60	3.5	25	0.5	5.8
2006	15.52	4.9	30	0.5	6.4

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
		Remaining	Average	Intrinsic Value at		Remaining	Average	Intrinsic Value at
	Number of	Contractual	Exercise	December 31,	Number of	Contractual	Exercise	December 31,
Range of Exercise Prices	Options	Life	Price	2008	Options	Life	Price	2008
				(In thousands)				(In thousands)

$ 0.00 $13.66	159,113	2.64	$7.17	$3,545	158,917	2.63	$7.16	$3,542
13.67 20.00	1,060,605	5.61	14.71	15,632	869,659	5.54	14.94	12,619
20.01 25.00	13,590	2.88	22.78	90	13,590	2.88	22.78	90
25.01 29.45	414,430	4.36	26.46	1,238	414,430	4.36	26.46	1,238
29.46 33.00	38,730	6.65	32.37	—	28,353	6.89	32.39	—
33.01 35.00	2,185,860	6.08	34.57	—	241,300	6.08	34.52	—
35.01 36.00	543,399	5.98	35.17	—	291,958	5.98	35.18	—
36.01 37.00	487,726	4.93	36.19	—	306,085	4.93	36.15	—
37.01 38.00	1,857,662	5.97	37.20	—	625,592	5.97	37.20	—
$ 0.00 $38.00	6,761,115	5.70	$31.16	$20,505	2,949,884	5.34	$26.87	$17,489

The number of shares vested and expected to vest total approximately 6.1 million, have a weighted average remaining contractual life of 5.68 years, a weighted average exercise price of $30.75 and an intrinsic value of $20.1 million. Excluded from the options expected to vest are approximately 0.6 million awards related to the retirement of certain of the Company’s directors (see Note 16).

Restricted Stock

On August 13, 2008, we granted 351,750 shares of restricted stock with a weighted average grant date fair value of $34.58 per share. As a result of this grant, as well as the conversion of FIS restricted stock into LPS restricted stock at the date of spin-off, approximately 0.5 million outstanding LPS restricted stock awards were outstanding as of December 31, 2008.

(12)	Income Taxes

Income tax expense attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006

Current provision:
Federal	$127,247	$130,830	$99,580
State	19,448	21,064	16,281

Total current provision	146,695	151,894	115,861

Deferred provision:
Federal	(45)	10,805	10,458
State	17	2,035	1,665

Total deferred provision	(28)	12,840	12,123

Total provision for income taxes	$146,667	$164,734	$127,984

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes	3.28	3.50	3.50
Other	(0.03)	0.20	0.30

Effective income tax rate	38.25%	38.70%	38.80%

The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007

Deferred income tax assets:
Deferred revenue	$25,120	$28,951
Employee benefits	16,053	2,194
Investments	14,734	4,115
Allowance for doubtful accounts	10,409	7,829
Accruals and reserves	9,224	3,007
State taxes	7,019	7,372
Depreciation	—	2,389

Total gross deferred income tax assets	82,559	55,857
Less: Valuation allowance	(5,876)	(4,115)

Total deferred income tax assets	76,683	51,742

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(60,463)	(48,716)
Deferred contract costs	(10,967)	(12,631)
Depreciation	(1,053)	—
Investments	—	(5,151)

Total deferred income tax liabilities	(72,483)	(66,498)

Net deferred income taxes	$4,200	$(14,756)

Deferred income taxes have been classified in the consolidated and combined balance sheets as of December 31, 2008 and 2007 as follows (in thousands):

	2008	2007

Current assets	$40,757	$40,440
Non-current liabilities	(36,557)	(55,196)

Net deferred income taxes	$4,200	$(14,756)

Management believes that based on our historical pattern of taxable income, we will produce sufficient income in the future to realize our deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that we will not be able to realize the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

benefits or portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred income tax asset that is realizable.

At December 31, 2008 and 2007, the Company had a valuation allowance of $5.9 million and $4.1 million against its interest in an equity investment. Management believes the benefit associated with the underlying asset will, more likely than not, not be realized.

As of January 1, 2005, the Internal Revenue Service selected FIS to participate in the Compliance Assurance Process (CAP) which is a real-time audit for 2005 and future years. Prior to the July 2008 spin off, LPS was included in the FIS consolidated tax returns and thus was a participant in the CAP program. Post spin, LPS has entered the CAP program as a stand alone taxpayer for 2008 and future years. The Internal Revenue Service has completed its review for years 2002-2006 which resulted in no changes to any tax year presented. Tax years 2007 and 2008 are currently under audit by the IRS. Currently management believes the ultimate resolution of the 2007 and 2008 examinations will not result in a material adverse effect to our financial position or results of operations. Substantially all state income tax audits have been concluded through 2004.

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

(13)	Concentration of Risk

We generate a significant amount of revenue from large customers; however, no customers accounted for more than 10% of total revenue in the years ended December 31, 2008, 2007 and 2006.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

We place our cash equivalents with high credit quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution.

Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the trade receivables credit risk. We control credit risk through monitoring procedures.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(14)	Segment Information

Summarized financial information concerning our segments is shown in the following tables.

As of and for the year ended December 31, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$565,650	$1,307,819	$(11,560)	$1,861,909
Cost of revenues	309,970	885,411	(12,523)	1,182,858

Gross profit	255,680	422,408	963	679,051
Selling, general and administrative expenses	64,639	114,281	59,937	238,857

Operating income	191,041	308,127	(58,974)	440,194

Depreciation and amortization	$61,207	$25,210	$6,999	$93,416

Capital expenditures	$41,273	$18,593	$2,422	$62,288

Total assets	$1,056,012	$796,146	$251,475	$2,103,633

Goodwill	$701,676	$389,380	$—	$1,091,056

As of and for the year ended December 31, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$570,146	$1,125,879	$(5,457)	$1,690,568
Cost of revenues	313,747	750,174	(5,274)	1,058,647

Gross profit	256,399	375,705	(183)	631,921
Selling, general and administrative expenses	64,770	110,132	32,957	207,859

Operating income	191,629	265,573	(33,140)	424,062

Depreciation and amortization	$68,720	$28,752	$5,135	$102,607

Capital expenditures	$50,865	$14,615	$5,072	$70,552

Total assets	$1,054,325	$720,633	$187,085	$1,962,043

Goodwill	$686,654	$391,500	$—	$1,078,154

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2006 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$546,961	$900,951	$37,065	$1,484,977
Cost of revenues	299,696	587,040	13,409	900,145

Gross profit	247,265	313,911	23,656	584,832
Selling, general and administrative expenses	67,732	107,555	82,025	257,312

Operating income	179,533	206,356	(58,369)	327,520

Depreciation and amortization	$69,581	$32,177	$10,100	$111,858

Capital expenditures	$47,293	$12,389	$10,566	$70,248

Total assets	$974,103	$648,000	$257,697	$1,879,800

Goodwill	$654,281	$391,500	$—	$1,045,781

(15)	Condensed Consolidating and Combining Financial Information

On July 2, 2008, LPS (the “Parent Company”) entered into the Credit Agreement and the Notes described in Note 9. The Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees by the Subsidiary Guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness.

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company’s main sources of internally generated cash are dividends and distributions, with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries. Through December 31, 2008, no dividends have been paid by the subsidiaries.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following tables set forth, on a condensed consolidating and combining basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the year ended December 31, 2008.

The following table represents our condensed consolidating balance sheet as of December 31, 2008 (in thousands):

	Parent	Subsidiary	Other	Consolidating	Total Consolidated
	Company(1)	Guarantors	Subsidiaries	Adjustments	Amounts

Assets
Current assets	$41,906	$459,579	$52,222	$—	$553,707

Investment in subsidiaries	1,785,711	—	—	(1,785,711)	—
Other non-current assets	28,146	1,494,877	26,903	—	1,549,926

Total assets	$1,855,763	$1,954,456	$79,125	$(1,785,711)	$2,103,633

Liabilities and stockholders’ equity
Current liabilities	$191,136	$166,536	$25,093	$—	$382,765

Total liabilities	1,653,362	220,194	27,676	—	1,901,232

Minority interest	11,252	—	—	—	11,252
Total stockholders’ equity	191,149	1,734,262	51,449	(1,785,711)	191,149

Total liabilities and stockholders’ equity	$1,855,763	$1,954,456	$79,125	$(1,785,711)	$2,103,633

The following table represents our condensed consolidating and combining statement of earnings for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated and
	Company(2)	Guarantors	Subsidiaries	Adjustments	Combined Amounts

Processing and services revenues	$—	$1,815,665	$46,244	$—	$1,861,909
Operating expenses	42,583	1,348,460	30,672	—	1,421,715

Operating income	(42,583)	467,205	15,572	—	440,194
Equity in earnings of subsidiaries	476,036	—	—	(476,036)	—
Other income (expense)	(50,010)	1,113	(7,854)	—	(56,751)

Earnings before income taxes, equity in losses of unconsolidated affiliate and minority interest	383,443	468,318	7,718	(476,036)	383,443
Provision for income taxes	146,667	179,132	2,952	(182,084)	146,667

Earnings before equity in loss of unconsolidated affiliate and minority interest	236,776	289,186	4,766	(293,952)	236,776
Equity in loss of unconsolidated affiliate and minority interest	(254)	(5,634)	—	—	(5,888)

Net earnings	$236,522	$283,552	$4,766	$(293,952)	$230,888

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating and combining statement of cash flows for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated and
	Company	Guarantors	Subsidiaries	Adjustments	Combined Amounts

Cash flow from operating activities:
Net earnings	$236,522	$283,552	$4,766	$(293,952)	$230,888
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(445,658)	91,810	1,070	476,036	123,258
Changes in assets and liabilities, net of effects from acquisitions	(44,665)	58,984	(4,605)	—	9,714

Net cash provided by operating activities	(253,801)	434,346	1,231	182,084	363,860
Net cash used in investing activities	(2,421)	(78,852)	(953)	—	(82,226)
Net cash used in financing activities	(52,938)	(141,052)	(1,244)	—	(195,234)

Net increase in cash and cash equivalents	$(309,160)	$214,442	$(966)	$182,084	86,400

Cash and cash equivalents, beginning of year					39,566

Cash and cash equivalents, end of year					$125,966

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(16)	Subsequent Events

In February 2009, we completed a sale of all of our interest in IPEX, our IRS Code Section 1031 property exchange business, to FNF in exchange for the remaining 61% of the equity interests of Fidelity National Real Estate Solutions, Inc. (“FNRES”). The exchange results in FNRES becoming our wholly-owned subsidiary.

On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as Chairman of the Board and an officer of the Company. Lee A. Kennedy has been elected Chairman of the Board effective March 15, 2009. Daniel D. (Ron) Lane and Cary H. Thompson also retired from our Board on that date and Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley have been elected to our Board of Directors effective March 15, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective to provide reasonable assurance that its disclosure controls and procedures will timely alert them to material information required to be included in the Company’s periodic SEC reports.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Items 10-14.

Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the matters required by these items.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated and combined financial statements or notes to the statements.

(2) Exhibits:

The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit
No.	Description

2.1	Contribution and Distribution Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 9, 2008).
3.1	Amended and Restated Certificate of Incorporation of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on July 8, 2008).
3.2	Amended and Restated Bylaws of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on July 8, 2008).
4.1	Indenture, dated as of July 2, 2008, among Lender Processing Services, Inc., the guarantors parties thereto and U.S. Bank Corporate Trust Services, as Trustee relating to 8.125% Notes due 2016 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on July 8, 2008).
4.2	Form of 8.125% Note due 2016 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on August 27, 2008).
4.3	Form of certificate representing Lender Processing Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on July 8, 2008).
10.1	Credit Agreement, dated as of July 2, 2008, among Lender Processing Services, Inc., the lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on July 8, 2008).
10.2	Tax Disaffiliation Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 9, 2008).
10.3	Corporate and Transitional Services Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 9, 2008).
10.4	Corporate and Transitional Services Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 9, 2008).
10.5	Amended and Restated Employee Matters Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.
10.6	Lender Processing Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.7	Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.8	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on August 14, 2008).(1)

Exhibit
No.	Description

10.9	Form of Stock Option Agreement and Notice of Stock Option Grant under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.10	Lender Processing Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.11	Lender Processing Services, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.12	Lender Processing Services, Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.13	Lender Processing Services, Inc. Special Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.14	Employment Agreement, effective as of August 8, 2008, by and between Lender Processing Services, Inc. and Jeffrey S. Carbiener (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.15	Employment Agreement, effective as of August 8, 2008, by and between Lender Processing Services, Inc. and Francis K. Chan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.16	Employment Agreement, effective as of August 8, 2008, by and between Lender Processing Services, Inc. and Daniel T. Scheuble (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.17	Employment Agreement, effective as of August 8, 2008, by and between Lender Processing Services, Inc. and Eric D. Swenson (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed on August 14, 2008).(1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	Lender Processing Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	By:	/s/ Jeffrey S. Carbiener Jeffrey S. Carbiener President and Chief Executive Officer (Principal Executive Officer) Director

Date: March 16, 2009	By:	/s/ Francis K. Chan Francis K. Chan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 16, 2009	By:	/s/ Lee A. Kennedy Lee A. Kennedy Chairman of the Board

Date: March 16, 2009	By:	John F. Farrell, Jr. Director

Date: March 16, 2009	By:	/s/ Marshall Haines Marshall Haines Director

Date: March 16, 2009	By:	Philip G. Heasley Director

Date: March 16, 2009	By:	/s/ James K. Hunt James K. Hunt Director

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES

FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description

10.5	Amended and Restated Employee Matters Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.