Form 10-Q
period 2009-03-31
Lender Processing Services, Inc.
filed 2009-05-13
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
     As of April 30, 2009, 95,555,247 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2009

Part I: FINANCIAL INFORMATION
Item 1. Consolidated and Combined Financial Statements (Unaudited)
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Balance Sheets
(Unaudited)

	March	December
	31, 2009	31, 2008 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,035	$125,966
Trade receivables, net of allowance for doubtful accounts of $31.1 million and $27.2 million, respectively	376,643	344,848
Other receivables	12,784	17,393
Due from affiliates	—	2,713
Prepaid expenses and other current assets	23,481	22,030
Deferred income taxes, net	40,757	40,757

Total current assets	510,700	553,707

Property and equipment, net of accumulated depreciation of $129.1 million and $142.4 million, respectively	104,398	95,542
Computer software, net of accumulated amortization of $96.1 million and $87.8 million, respectively	163,393	157,539
Other intangible assets, net of accumulated amortization of $281.8 million and $273.7 million, respectively	86,706	83,489
Goodwill	1,111,126	1,091,056
Other non-current assets	106,968	122,300

Total assets	$2,083,291	$2,103,633

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$107,896	$145,101
Trade accounts payable	43,625	31,720
Accrued salaries and benefits	27,595	36,492
Recording and transfer tax liabilities	14,466	14,639
Due to affiliates	1,509	1,573
Other accrued liabilities	112,924	101,612
Deferred revenues	49,060	51,628

Total current liabilities	357,075	382,765

Deferred revenues	43,428	40,343
Deferred income taxes, net	25,217	36,557
Long-term debt, net of current portion	1,367,439	1,402,350
Other non-current liabilities	37,705	39,217

Total liabilities	1,830,864	1,901,232

Commitments and contingencies (note 7)

Equity:
Lender Processing Services, Inc. stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 95.7 million and 95.3 million shares issued at March 31, 2009 and December 31, 2008, respectively	10	9
Additional paid-in capital	125,345	111,849
Retained earnings	134,105	93,540
Accumulated other comprehensive loss	(12,935)	(13,667)
Treasury stock $0.0001 par value; 202,557 and 19,870 shares at March 31, 2009 and December 31, 2008, respectively	(5,734)	(582)

Total Lender Processing Services, Inc. stockholders’ equity	240,791	191,149
Noncontrolling minority interest	11,636	11,252

Total equity	252,427	202,401

Total liabilities and equity	$2,083,291	$2,103,633

(1)	Derived from audited consolidated and combined financial statements.
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Earnings
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Processing and services revenues, including revenues from related parties of $91.6 million and $49.9 million, respectively	$529,817	$443,560
Cost of revenues, including related party expenses of $4.1 million and $2.6 million, respectively	354,702	288,386

Gross profit	175,115	155,174
Selling, general, and administrative expenses, including related party expenses, net of expense reimbursements, of $2.3 million and $13.2 million, respectively	71,178	55,098

Operating income	103,937	100,076
Other income (expense):
Interest income	524	260
Interest expense	(21,914)	(18)
Other expense, net	(1)	—

Total other income (expense)	(21,391)	242

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	82,546	100,318
Provision for income taxes	31,575	38,923

Earnings from continuing operations before equity in losses of unconsolidated entity	50,971	61,395
Equity in losses of unconsolidated entity	(37)	(1,957)

Earnings from continuing operations	50,934	59,438
Discontinued operation, net of tax	(504)	2,606

Net earnings	50,430	62,044
Noncontrolling minority interest	(384)	(312)

Net earnings attributable to Lender Processing Services, Inc.	$50,046	$61,732

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$50,550	$59,126
Discontinued operation, net of tax	(504)	2,606

Net earnings	$50,046	$61,732

Net earnings per share — basic from continuing operations	$0.53	$0.61
Net earnings per share — basic from discontinued operation	—	0.02

Net earnings per share — basic	$0.53	$0.63

Weighted average shares outstanding — basic (1)	94,847	97,376

Net earnings per share — diluted from continuing operations	$0.53	$0.60
Net earnings per share — diluted from discontinued operation	—	0.03

Net earnings per share — diluted	$0.53	$0.63

Weighted average shares outstanding — diluted (1)	95,284	97,597

(1)	Weighted average shares outstanding data for the three months ended March 31, 2008 is reflected on a pro forma basis (discussed in note 3).
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Comprehensive Earnings
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$50,046	$61,732
Other comprehensive earnings:
Unrealized gain on other investments, net of tax	47	—
Unrealized gain on interest rate swaps, net of tax	685	—

Other comprehensive earnings	732	—

Comprehensive earnings attributable to Lender Processing Services, Inc.	$50,778	$61,732

See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated Statement of Equity
(Unaudited)

	Lender Processing Services, Inc. Stockholders’ Equity
			Additional		Accumulated Other			Noncontrolling
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Minority	Total
	Shares	Stock	Capital	Earnings	Earnings (Loss)	Shares	Stock	Interest	Equity
Balances, December 31, 2008	95,284	$9	$111,849	$93,540	$(13,667)	(20)	$(582)	$11,252	$202,401
Net distribution to FIS	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	50,046	—	—	—	—	50,046
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	384	384
Cash dividends paid(1)	—	—	—	(9,481)	—	—	—	—	(9,481)
Exercise of stock options and restricted stock vesting	424	1	5,865	—	—	(183)	(5,152)	—	714
Tax benefit associated with exercise of stock options	—	—	1,222	—	—	—	—	—	1,222
Stock-based compensation	—	—	6,843	—	—	—	—	—	6,843
Unrealized gain on investments, net	—	—	—	—	47	—	—	—	47
Unrealized gain on interest rate swaps, net	—	—	—	—	685	—	—	—	685

Balances, March 31, 2009	95,708	$10	$125,345	$134,105	$(12,935)	(203)	$(5,734)	$11,636	$252,427

(1)	Dividends were paid at $0.10 per common share.
See accompanying notes to consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$50,046	$61,732
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,991	23,696
Amortization of debt issuance costs	1,282	—
Gain on sale of discontinued operation	(2,574)	—
Deferred income taxes, net	(651)	11,843
Stock-based compensation cost	6,843	4,687
Income tax benefit from exercise of stock options	(1,222)	—
Equity in losses of unconsolidated entity	37	1,957
Noncontrolling minority interest	384	312
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(25,871)	(30,515)
Other receivables	4,622	(6,001)
Prepaid expenses and other assets	(6,347)	3,228
Deferred revenues	(479)	(346)
Accounts payable, accrued liabilities and other liabilities	25,312	75,756

Net cash provided by operating activities	75,373	146,349

Cash flows from investing activities:
Additions to property and equipment	(11,659)	(5,345)
Additions to capitalized software	(10,912)	(5,448)
Acquisition of title plants	(5,764)	—
Acquisitions, net of cash acquired	490	—
Proceeds from sale of discontinued operation, net of cash distributed	(32,638)	—

Net cash used in investing activities	(60,483)	(10,793)

Cash flows from financing activities:
Debt service payments	(76,276)	—
Stock options exercised	714	—
Income tax benefit from exercise of stock options	1,222	—
Dividends paid	(9,481)	—
Net distributions to FIS	—	(72,144)

Net cash used in financing activities	(83,821)	(72,144)

Net (decrease) increase in cash and cash equivalents	(68,931)	63,412
Cash and cash equivalents, beginning of period	125,966	39,566

Cash and cash equivalents, end of period	$57,035	$102,978

Cash paid for interest	$28,763	$—

Cash paid for taxes	$7,746	$—

Non-cash contribution of stock compensation by FIS	$—	$4,687

Non-cash redistribution of assets to FIS	$434	$—

Non-cash consideration received from sale of discontinued operation	$40,310	$—

Non-cash consideration issued in acquisition of business	$(5,162)	$—

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
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries and affiliates prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Our investments in less than 50% owned affiliates are accounted for using the equity method of accounting. The preparation of these consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company’s Annual Report on Form 10-K that was filed on March 17, 2009 and our other filings with the Securities and Exchange Commission.
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
     On July 2, 2008, FIS distributed to its shareholders a dividend of one-half share of our common stock, par value $0.0001 per share, for each issued and outstanding share of FIS common stock held on June 24, 2008, which we refer to as the “spin-off.” Also on July 2, 2008, FIS exchanged 100% of our debt obligations for a like amount of FIS’s existing term loans issued under its credit agreement dated as of January 18, 2007. The spin-off was tax-free to FIS and its shareholders, and the debt-for-debt exchange undertaken in connection with the spin-off was tax-free to FIS. On July 3, 2008, we commenced regular way trading on the New York Stock Exchange under the trading symbol “LPS.” Prior to the spin-off, we were a wholly-owned subsidiary of FIS.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
Principles of Consolidation and Combination
     Prior to June 21, 2008, the historical financial statements of the Company were presented on a combined basis. Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements also reflect allocations of certain corporate expenses from FIS. These expenses have been allocated to us on a basis that FIS’s management considered to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by our businesses. These expense allocations reflect an allocation to us of a portion of the compensation of certain senior officers and other personnel of FIS who were not our employees after the spin-off but who historically provided services to us. Certain of the amounts allocated to us reflect a portion of amounts charged to FIS under agreements entered into with FNF.
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
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.
     Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of flood zone information, which assists lenders in determining

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
whether a property is in a federally designated flood zone, and real estate tax services, which provide lenders with information about the tax status of a property.
     Our default management services include, among others:
•	foreclosure management services, including access to a nationwide network of independent attorneys, mandatory title searches, document preparation and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
     We also have a corporate segment that consists of the corporate overhead and other smaller operations that are not included in the other segments.
(2) Related Party Transactions
     On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as Chairman of the Board and an officer of the Company. Daniel D. (Ron) Lane and Cary H. Thompson also retired from our Board on that date. Mr. Foley is the executive Chairman of the boards of FIS and FNF, and Messrs. Lane and Thompson also serve on the board of directors of FNF. Lee A. Kennedy, who is President and Chief Executive Officer and a director of FIS, was elected non-executive Chairman of our Board effective as of March 15, 2009. In addition, Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley were elected to our Board of Directors effective as of March 15, 2009 to fill the vacancies created by the retirement of Messrs. Foley, Lane and Thompson. None of the elected directors will result in new related party relationships.
     We have historically conducted business with FNF and FIS. Because Mr. Foley serves as executive Chairman of the board of directors of FNF and served as executive Chairman of the Board of LPS prior to his retirement on March 15, 2009, FNF was considered a related party of the Company for periods prior to March 15, 2009. For subsequent periods, FNF will not be a related party. FIS continues to be a related party because Mr. Kennedy continues to serve as President and Chief Executive Officer of FIS. We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time. A summary of these agreements in effect as of March 31, 2009 is as follows:
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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     A detail of related party items included in revenues for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Title agency commissions	$74.8	$32.6
Software development revenue	13.4	13.8
Other data related services	3.4	3.5

Total revenues	$91.6	$49.9

•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written notice. The title production services agreement can be terminated by either party upon 30 days’ prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF has provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V” located on the Company’s corporate headquarters campus which we lease to FNF. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V, together with furniture and furnishings. In addition, the Company’s revenues include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters and business operations as well as revenues for property management services for FNF for Building V.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements,

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     A detail of related party items included in expenses for the three months ended March 31, 2009 and 2008 is as follows (in millions):

	2009	2008
Title plant information expense	$4.1	$2.6
Corporate services	3.5	13.7
Licensing, leasing and cost sharing agreements	(1.2)	(0.5)

Total expenses	$6.4	$15.8

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
Other related party transactions:
     FNRES Holdings, Inc. and Investment Property Exchange Services, Inc.
     On December 31, 2006, FNF contributed $52.5 million to FNRES Holdings, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (see note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”) (see note 4). The exchange resulted in FNRES becoming our wholly-owned subsidiary, and we no longer receive related party revenues or expense reimbursements from FNF relating to FNRES.
(3) Unaudited Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are generally computed in accordance with SFAS No. 128, Earnings Per Share, using the treasury stock method.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
The following table summarizes the earnings per share for the three months ending March 31, 2009 and 2008 (in thousands, except per share amounts):

	2009	2008
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations	$50,550	$59,126
Discontinued operation	(504)	2,606

Net earnings	$50,046	$61,732

Weighted average shares outstanding — basic (1)	94,847	97,376
Plus: Common stock equivalent shares	437	221

Weighted average shares outstanding — diluted (1)	95,284	97,597

Net earnings per share — basic from continuing operations	$0.53	$0.61
Net earnings per share — basic from discontinued operation	—	0.02

Net earnings per share — basic	$0.53	$0.63

Net earnings per share — diluted from continuing operations	$0.53	$0.60
Net earnings per share — diluted from discontinued operation	—	0.03

Net earnings per share — diluted	$0.53	$0.63

(1)	Due to the nature and timing of the spin-off, the number of outstanding shares issued in the initial formation and capitalization of the Company were the only shares outstanding prior to the spin-off. As such, weighted average shares outstanding – basic for the three months ended March 31, 2008 was calculated using one-half the number of the outstanding shares of FIS as of March 31, 2008 because we expected to issue one-half of a share of our common stock for each outstanding share of FIS common stock outstanding at the spin-off. Weighted average shares outstanding – diluted for the three months ended March 31, 2008 was calculated using one-half the number of dilutive common stock equivalents as of March 31, 2008 because we expected to convert one-half of the outstanding stock options and awards of FIS into stock options and awards of our common stock at the spin-off.
     Options to purchase approximately 5.5 million shares of our common stock for the three months ended March 31, 2009 were not included in the computation of diluted earnings per share because they were antidilutive.
(4) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired during the first quarter of 2009 and the year ended December 31, 2008 are included in the consolidated and combined financial statements from and after the date of acquisition. Businesses acquired by FIS prior to June 20, 2008 and included in our results of operations were contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2008 through March 31, 2009 was not significant individually or in the aggregate to our historical financial results.
FNRES Holdings, Inc.
     In February 2009, we acquired the remaining 61% of the equity interest of FNRES in exchange for all of our interests in IPEX. FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. IPEX was previously part of the Loan Transaction Services segment and it provided qualified exchange intermediary services for our customers who sought to engage in qualified exchanges under Section 1031 of the Internal Revenue Code. The exchange resulted in FNRES becoming our wholly-owned subsidiary, and we no longer receive related party revenues or expense reimbursements from FNF relating to FNRES.
     IPEX is reported as a discontinued operation in the consolidated and combined statements of earnings for the three months ended March 31, 2009 and 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The net earnings from IPEX, including related party revenues and expense

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
reimbursements, are classified as discontinued operations in our consolidated and combined statements of earnings.
     FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included in discontinued operations in our consolidated statements of earnings for the three months ended March 31, 2009. In accordance with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), the valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.4 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. We are in the process of finalizing the valuation of intangible assets, our review of contingent liabilities, and the tax attributes of the purchase. We expect to substantially complete our evaluation during the second quarter of 2009 and will adjust the purchase price allocations if necessary. FNRES contributed revenues of $6.8 million and pretax loss of $0.1 million for the three months ended March 31, 2009. During the three months ended March 31, 2009 and 2008, IPEX contributed revenues of $0.3 million and $9.2 million, respectively, and pretax (loss) profit of $(0.7) million and $4.3 million, respectively.
     Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment, which totaled $25.8 million as of December 31, 2008. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million for the three months ended March 31, 2008.
McDash Analytics, LLC
     In May 2008, we acquired McDash Analytics, LLC for $19.9 million (net of cash acquired) which resulted in the recognition of $15.0 million of goodwill and $4.4 million of other intangible assets and software.
(5) Long-Term Debt
     Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Term A Loan, secured, interest payable at LIBOR plus 2.50% (3.00% at March 31, 2009), quarterly principal amortization, maturing July 2013	$590,000	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (3.00% at March 31, 2009), quarterly principal amortization, maturing July 2014	506,175	507,450
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings), Fed-funds plus 2.50% (Swingline Borrowings) or Prime plus 1.50% (Base Rate Borrowings) (3.00%, 2.66% or 4.75%, respectively, at March 31, 2009), maturing July 2013. Total of $139.1 million unused (net of outstanding letters of credit) as of March 31, 2009	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	375,000	375,000
Other promissory notes with various interest rates and maturities	4,160	1

	1,475,335	1,547,451
Less current portion	(107,896)	(145,101)

Long-term debt, excluding current portion	$1,367,439	$1,402,350

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
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid; and on the Term B Loan is 2.5% in the case of LIBOR loans, and 1.5% in the case of ABR rate loans.
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
     The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.
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
     The fair value of the Company’s long-term debt at March 31, 2009 is estimated to be approximately 98% of the carrying value. We have estimated the fair value based on values of trades of our debt made in close proximity to quarter-end.
Interest Rate Swaps
     On July 10, 2008, we entered into a 2-year amortizing interest rate swap transaction with the following remaining unamortized notional amounts:

	Notional Amount	Bank Pays	LPS pays
Amortization Period	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
March 31, 2009 to June 30, 2009	$385.0	1 Month LIBOR	3.275%
June 30, 2009 to September 30, 2009	$365.0	1 Month LIBOR	3.275%
September 30, 2009 to December 31, 2009	$345.0	1 Month LIBOR	3.275%
December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	$310.0	1 Month LIBOR	3.275%
June 30, 2010 to July 31, 2010	$290.0	1 Month LIBOR	3.275%
     On October 6, 2008, we entered into the following interest rate swap transaction:

		Notional Amount	Bank Pays	LPS Pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
October 31, 2008	December 31, 2010	$350.0	1 Month LIBOR	2.780%

(1)	0.50% as of March 31, 2009.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of March 31, 2009.
     We have entered into these interest rate swap transactions in order to convert a portion of our interest rate exposure on our Term Loans from variable to fixed. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The estimated fair value of these cash flow hedges resulted in a liability of $22.3 million and $23.3 million as of March 31, 2009 and December 31, 2008, respectively, which is included in the accompanying consolidated and combined balance sheets in other non-current liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS 157, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated and combined statement of earnings are as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2009
		Location of Loss	Amount of Loss Reclassified
Derivatives in SFAS 133	Amount of Gain Recognized	Reclassified from Accumulated	from Accumulated
Cash Flow Hedging Relationships	in OCE on Derivative	OCE into Income	OCE into Income
Interest rate swap contract	$3.9	Interest expense	$(4.9)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2009, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on March 17, 2009. However, we prepaid a portion of our long-term debt principal in the amount of $40.0 million during the first quarter of 2009.
(6) Income Taxes
     Reserves for uncertain tax positions are computed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated and combined financial statements as income tax expense. There were no unrecognized tax benefits for any period presented.
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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss have been filed and are pending in respect of each complaint.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests or civil investigative subpoenas. We attempt to cooperate with all such inquiries. We do not expect that any such inquiries would have a material adverse effect on our financial condition or our ability to operate our businesses.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $230.1 million.
     In February 2009, we completed the sale of all of our interest in IPEX to FNF in exchange for the remaining 61% of the equity interests of FNRES (see note 4). As a result of the sale, we no longer have any commitments or contingencies related to IPEX’s operations.
(8) Stock Option Plans
Prior to spin-off
     Prior to the spin-off, our employees participated in FIS’s, FNF’s and old FNF’s stock incentive plans. As a result, these financial statements include an allocation of stock compensation expense from FIS for the three months ended March 31, 2008. This allocation includes all stock compensation recorded by FIS for the employees within our operating segments and an allocation for certain corporate employees and directors.
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
Post spin-off
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of March 31, 2009, 7.1 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
     The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $6.8 million and $4.7 million for the three months ended March 31, 2009 and 2008, respectively, and a related income tax benefit of $1.2 million for the three months ended March 31, 2009. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated and combined statements of earnings.
     During the three months ended March 31, 2009, $1.1 million of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.
     As of March 31, 2009, the Company had $35.9 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.4 years.
Options
     The following table summarizes stock option activity under the Plan during the three months ended March 31, 2009:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding as of December 31, 2008	6,761,115	$31.16
Exercised during the first quarter of 2009 (1)	(423,504)	13.85
Cancelled during the first quarter of 2009	(558,735)	35.47

Outstanding as of March 31, 2009	5,778,876	$32.02

(1)	The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $6.0 million.
     We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions both before and after the date of the spin-off. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends, including FIS’s history for the pre-spin options. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. There were no awards granted during the periods presented in the consolidated and combined financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of March 31, 2009:

		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average	Weighted
			Remaining	Average	Intrinsic Value at		Remaining	Average	Intrinsic Value at
Range of		Number of	Contractual	Exercise	March 31,	Number of	Contractual	Exercise	March 31,
Exercise Prices		Options	Life	Price	2009	Options	Life	Price	2009
					(In thousands)				(In thousands)
$0.00	$13.67	621,226	5.28	$12.40	$9,392	483,662	5.09	$12.04	$7,486
13.68	20.00	168,744	2.78	18.31	1,553	168,744	2.78	18.31	1,553
20.01	25.00	13,590	2.63	22.78	64	13,590	2.63	22.78	64
25.01	27.52	333,294	4.42	26.09	478	333,294	4.42	26.09	478
27.53	33.00	119,866	3.99	29.42	—	109,489	3.99	29.14	—
33.01	35.00	1,918,860	5.76	34.57	—	358,560	5.76	34.52	—
35.01	36.00	543,399	5.73	35.17	—	300,300	5.73	35.17	—
36.01	37.00	373,072	4.71	36.20	—	315,619	4.71	36.17	—
37.01	38.00	1,686,825	5.72	37.20	—	625,592	5.72	37.20	—
$0.00	$38.00	5,778,876	5.42	$32.02	$11,487	2,708,850	5.07	$29.07	$9,581
     As of March 31, 2009, the number of shares covered by options that are vested and expected to vest, based on an estimated attrition rate, total approximately 5.7 million, have a weighted average remaining contractual life of 5.42 years, a weighted average exercise price of $32.02 and an intrinsic value of $11.3 million.
Restricted Stock
     On August 13, 2008, we granted 351,750 shares of restricted stock with a weighted average grant date fair value of $34.58 per share. As a result of this grant, as well as the conversion of FIS restricted stock into LPS restricted stock at the date of spin-off, approximately 0.4 million outstanding LPS restricted stock awards were outstanding as of March 31, 2009.
(9) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended March 31, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$159,879	$374,523	$(4,585)	$529,817
Cost of revenues	90,463	268,936	(4,697)	354,702

Gross profit	69,416	105,587	112	175,115
Selling, general and administrative expenses	16,066	27,359	27,753	71,178

Operating income	$53,350	$78,228	$(27,641)	$103,937

Depreciation and amortization	$17,375	$4,608	$2,003	$23,986

Balance sheet data:
Total assets	$1,115,028	$788,151	$180,112	$2,083,291

Goodwill	$734,054	$377,072	$—	$1,111,126

     As of and for the three months ended March 31, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$135,824	$311,064	$(3,328)	$443,560
Cost of revenues	74,110	217,668	(3,392)	288,386

Gross profit	61,714	93,396	64	155,174
Selling, general and administrative expenses	16,258	25,344	13,496	55,098

Operating income	$45,456	$68,052	$(13,432)	$100,076

Depreciation and amortization	$16,015	$6,163	$1,495	$23,673

Balance sheet data (including discontinued operation):
Total assets	$1,042,256	$815,654	$172,148	$2,030,058

Goodwill	$686,654	$391,500	$—	$1,078,154

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES AND AFFILIATES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited) — Continued
(10) Subsequent Events
Election of Director
     On April 22, 2009, our Board of Directors adopted a resolution increasing the size of our Board of Directors to seven, and elected Alvin R. (Pete) Carpenter to serve on our Board of Directors. Mr. Carpenter will serve in Class II of our Board of Directors and his term will expire at the annual meeting of our stockholders to be held in 2010.

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
     The following discussion should be read in conjunction with Item 1: Consolidated and Combined Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.  The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the elimination of existing and potential customers as a result of failures and consolidations in the banking and financial services industries; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; the impact of adverse changes in the level of real estate activity on demand for certain of our services; our ability to adapt our services to changes in technology or the marketplace; risks associated with protecting information security and privacy; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with our spin-off from Fidelity National Information Services, Inc. (“FIS”), including those relating to our stand-alone public company status and limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors,” and other sections of the Company’s Annual Report on Form 10-K that was filed on March 17, 2009 and our other filings with the Securities and Exchange Commission.
Overview
     We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services
     We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the three months ended March 31, 2009 and 2008. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;
•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our advanced analytic services, which assist our customers in their loan marketing or loss mitigation efforts.
     Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services, which provide lenders with information about the tax status of a property.
     Our default management services include, among others:
•	foreclosure management services, including access to a nationwide network of independent attorneys, mandatory title searches, document preparation and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
     Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other.
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
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in the 2006 through 2008 period from 2005 and prior levels. Although historically low interest rates have led to a significant increase in refinancing activity in the first quarter of 2009, we are unable to predict how long the increased activity will last or whether the number of transactions that will close will reach the levels experienced in prior periods.
     Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected as it earns revenues based on processing the total amount of mortgage loans outstanding which tends to stay more constant. Despite the increase in refinancing volumes in the first quarter of 2009, decreased appraisal volumes and lower demand for our tax and other origination services had a negative impact on our loan facilitation businesses in the quarter.
     In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop services, as the Desktop application, at present, is primarily used in connection with default management. Currently, our default management services provide a natural hedge against the volatility of the real estate origination business, and its resulting impact on our loan facilitation services. However, federal and state governments have proposed legislation aimed at mitigating the current downturn in the housing market, including initiatives concerning foreclosure relief and loan modification programs. We cannot predict the final form that such legislation may take, how it may be implemented, when it may become effective or the impact it may have on our default management businesses.
     Our results during the first quarter of 2008 and 2009 demonstrate the extent to which rising default management revenues can offset declines in loan facilitation revenues. In the first quarter of 2008, our revenues from loan facilitation and default management (excluding Desktop revenues) were approximately $142.0 million and $169.0 million, respectively; and in the first quarter of 2009 they were approximately $119.2 million and $255.3 million, respectively.
     Historically, some of our default management businesses have had lower margins than our loan facilitation businesses. However, as our default volumes have increased, our margins have improved significantly on the incremental sales during the first quarter of 2008 and 2009. Because we are often not paid for our default services until completion of the foreclosure, default does not contribute as quickly to our cash flow from operations as it does to our revenues. Our trade receivables balance increased by approximately $30.5 million from December 31, 2007 to March 31, 2008 and approximately $25.9 million from December 31, 2008 to March 31, 2009, largely due to the increase in our default business.
     At the same time, as revenue from our loan facilitation businesses has decreased, the associated margins have declined. Sharply lower levels of subprime lending have particularly affected our tax business, the customers of which were heavily weighted to subprime lenders. The rate at which subprime loans are refinanced or repaid due to sales has declined significantly, which in turn has substantially increased the service period for life of loan tax monitoring without any associated additional revenue. Further, our traditional appraisal services tend to have lower margins than the remainder of our loan facilitation services. Notwithstanding recent changes in margins, our loan facilitation businesses continue to have higher margins than our default management businesses.
     We have approximately $1,475 million in long-term debt outstanding as of March 31, 2009, of which approximately $1,114 million bears interest at a fixed rate ($735 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it will be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
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
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES Holdings, Inc. (“FNRES”) from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). See note 4 to the notes to consolidated and combined financial statements for a detailed description of the transaction.
     On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as chairman of the Board and an officer of the Company. Lee A. Kennedy was elected Chairman of our Board effective as of March 15, 2009. Daniel D. (Ron) Lane and Cary H. Thompson also retired from our Board on that date. Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley were elected our Board of Directors effective as of March 15, 2009 to fill the vacancies created by the retirement of Messrs. Foley, Lane and Thompson. In addition, on April 22, 2009, our Board of Directors adopted a resolution increasing the size of our Board of Directors to seven, and elected Alvin R. (Pete) Carpenter to serve on our Board.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on March 17, 2009.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which means it will become effective for the quarter ended June 30, 2009 for the Company. Management is currently evaluating the impact of adopting the FSP on the Company’s statements of financial condition and operations.
     In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for periods beginning on or after December 15, 2008, and is applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The adoption of the FSP did not materially affect the Company’s statements of financial condition or operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective for the Company on November 15, 2008. The adoption of SFAS 162 did not affect the Company’s statements of financial condition or operations.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS 133 such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, performance and cash flows. Pursuant to the transition provisions of the statement, the Company adopted SFAS 161 in fiscal year 2009 and presented the required disclosures in the prescribed format on a prospective basis. The adoption of SFAS 161 did not materially affect the Company’s statements of financial condition or operations as it is disclosure only in nature.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring (a) that noncontrolling interests (sometimes called minority interests) to be reported as a component of shareholders’ equity on the balance sheet, (b) that the amount of net income attributable to the parent and to the noncontrolling interests be separately identified and presented in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for periods beginning on or after December 15, 2008 and is applied prospectively except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS 160 affected the presentation of noncontrolling interest in the Company’s consolidated and combined financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The transaction costs of the acquisition as well as any related restructuring costs are expensed as incurred. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess is recognized as a gain. SFAS 141R is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date. The adoption of SFAS 141R did not materially affect the Company’s statements of financial condition or operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings. Effective January 1, 2008, we adopted SFAS 159. The adoption of SFAS 159 did not affect the Company’s statements of financial condition or operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities, such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 for financial and nonfinancial assets and liabilities did not materially affect the Company’s statements of financial condition or operations.
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
Comparisons of three months ended March 31, 2009 and 2008
Consolidated and Combined Results of Operations — Unaudited
     The following tables reflect certain amounts included in operating income in our consolidated and combined statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

			As a % of Revenue		Variance 2009 vs. 2008
Three months ended March 31,
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$529.8	$443.6	100.0%	100.0%	$86.2	19.4%
Cost of revenues	354.7	288.4	66.9%	65.0%	(66.3)	(23.0%)

Gross profit	175.1	155.2	33.1%	35.0%	19.9	12.8%
Gross margin	33.1%	35.0%
Selling, general and administrative expenses	71.2	55.1	13.5%	12.4%	(16.1)	(29.2%)

Operating income	103.9	100.1	19.6%	22.6%	$3.8	3.8%

Operating margin	19.6%	22.6%
Other income (expense):
Interest income	0.5	0.2	nm	nm	nm	nm
Interest expense	(21.9)	—	4.1%	nm	(21.9)	nm
Other expense, net	—	—	nm	nm	nm	nm

Other income (expense)	(21.4)	0.2

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	82.5	100.3	15.6%	22.6%	(17.8)	(17.7%)

Provision for income taxes	31.6	38.9	6.0%	8.8%	7.3	18.8%

Earnings from continuing operations before equity in losses of unconsolidated entity	50.9	61.4	9.6%	13.8%	(10.5)	(17.1%)
Equity in losses of unconsolidated entity	—	(2.0)	nm	nm	nm	nm

Earnings from continuing operations	50.9	59.4	9.6%	13.4%	(8.5)	(14.3%)
Discontinued operation, net of tax	(0.5)	2.6	nm	nm	nm	nm

Net earnings	50.4	62.0	9.5%	14.0%	(11.6)	(18.7%)
Noncontrolling minority interest	(0.4)	(0.3)	nm	nm	nm	nm

Net earnings attributable to LPS	$50.0	$61.7	9.4%	13.9%	(11.7)	(19.0%)

Amounts attributable to LPS:
Earnings from continuing operations, net of tax	$50.5	$59.1	9.5%	13.3%	(8.6)	(14.6%)
Discontinued operation, net of tax	(0.5)	2.6	nm	nm	nm	nm

Net earnings	$50.0	$61.7	9.4%	13.9%	(11.7)	(19.0%)

Net earnings per share — basic from continuing operations	$0.53	$0.61
Net earnings per share — basic from discontinued operation	—	0.02

Net earnings per share — basic	$0.53	$0.63

Weighted average shares outstanding — basic	94.8	97.4

Net earnings per share — diluted from continuing operations	$0.53	$0.60
Net earnings per share — diluted from discontinued operation	—	0.03

Net earnings per share — diluted	$0.53	$0.63

Weighted average shares outstanding — diluted	95.3	97.6

     Processing and Services Revenues
     Processing and services revenues increased $86.2 million, or 19.4%, during the first quarter of 2009 when compared to the first quarter of 2008. The increase was primarily driven by growth in our Loan Transaction Services segment which resulted from growth in default services, offset by a decline in loan facilitation services due to ongoing weakness in the housing market and the resulting impact on our loan origination services. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, which includes our Desktop application and applied analytics services as well as incremental revenue from our acquisition of FNRES in February 2009.
     Cost of Revenues
     Cost of revenues increased $66.3 million, or 23.0%, during the first quarter of 2009 when compared to the first quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 65.0% during the first quarter of 2008 to 66.9% in the same period of 2009. The increase was primarily due to a change in revenue mix as the growth in default services, which has a higher cost of revenue associated with its operations was offset by contraction in our higher margin loan facilitation services, loan origination software sales, and data and analytic services.
     Gross Profit
     Gross profit was $175.1 million and $155.2 million during the first quarter of 2009 and 2008, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 33.1% and 35.0% during the first quarter of 2009 and 2008, respectively. The decline in gross margin during the first quarter of 2009 when compared to the first quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $16.1 million, or 29.2%, during the first quarter of 2009 when compared to the first quarter of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues were 13.5% and 12.4% during the first quarter of 2009 and 2008, respectively. The increase in selling, general and administrative expenses is primarily due to a $6.8 million charge recognized during the first quarter of 2009 related to the recent retirement of three members of LPS’s Board, as well as from incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs.
     Operating Income
     Operating income increased $3.8 million, or 3.8%, during the first quarter of 2009 when compared to the first quarter of 2008. Operating income as a percentage of processing and services revenues (“operating margin”) declined from 22.6% during the first quarter of 2008 to 19.6% in the first quarter of 2009, as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. Other income (expense) was $(21.4) million and $0.2 million during the first quarter of 2009 and 2008, respectively. The change during the first quarter of 2009 when compared to the first quarter of 2008 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense was $21.9 million during the first quarter of 2009.
     Income Taxes
     Income taxes were $31.6 million and $38.9 million during the first quarter of 2009 and 2008, respectively. The effective tax rate was 38.3% and 38.8% during the first quarter of 2009 and 2008, respectively.

     Equity in Losses of Unconsolidated Entity
     Equity in losses of unconsolidated entity was $2.0 million during the first quarter of 2008. The decrease during the first quarter of 2009 when compared to the first quarter of 2008 was primarily due to the consolidation of FNRES in February 2009 in connection with our acquisition of the remaining equity interests held by the prior majority shareholder. During the first quarter of 2008, our equity investment in FNRES contributed the entire $2.0 million loss. During the first quarter of 2009, FNRES was effectively break-even and is now included in our consolidated and combined results of operations as a wholly-owned subsidiary.
     Net Earnings and Earnings Per Share Attributable to LPS
     Net earnings were $50.0 million and $61.7 million during the first quarter of 2009 and 2008, respectively. Net earnings per share — basic and — diluted were $0.53 and $0.53, respectively, and $0.63 and $0.63, respectively, during the first quarter of 2009 and 2008. The decrease during the first quarter of 2009 when compared to the first quarter of 2008 was a result of the factors described above.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

			As a % of Revenue		Variance 2009 vs. 2008
Three months ended March 31,
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$159.9	$135.8	100.0%	100.0%	$24.1	17.7%
Cost of revenues	90.5	74.1	56.6%	54.6%	(16.4)	(22.1%)

Gross profit	69.4	61.7	43.4%	45.4%	7.7	12.5%
Gross margin	43.4%	45.4%
Selling, general and administrative expenses	16.1	16.3	10.1%	12.0%	0.2	(1.2%)

Operating income	$53.3	$45.4	33.3%	33.4%	$7.9	17.4%

Operating margin	33.3%	33.4%
     Processing and Services Revenues
     Processing and services revenues increased $24.1 million, or 17.7%, during the first quarter of 2009 when compared to the first quarter of 2008. The increase during the first quarter of 2009 was primarily driven by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loss mitigation programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as the incremental revenues from our acquisition of FNRES, totaling $6.8 million, also contributed to revenue growth during the current year quarter.
     Cost of Revenues
     Cost of revenues increased $16.4 million, or 22.1%, during the first quarter of 2009 when compared to the first quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 54.6% during the first quarter of 2008 to 56.6% in the first quarter of 2009. The increase was primarily due to a change in revenue mix resulting from growth in data access and loan activities in our mortgage processing operation, which carry a higher marginal contribution, as well as continued growth in our Desktop services. The impact of these changes was partially offset by revenue declines from our higher margin loan origination software sales and data and analytic services. The increase was also partially a result of the consolidation of FNRES.
     Gross Profit
     Gross profit was $69.4 million and $61.7 million during the first quarter of 2009 and 2008, respectively. Gross margin was 43.4% and 45.4% during the first quarter of 2009 and 2008, respectively. The decline in gross margin during the first quarter of 2009 when compared to the first quarter of 2008 was a result of the factors described above.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses of $16.1 million during the first quarter of 2009 were relatively flat when compared to $16.3 million during the first quarter of 2008.
     Operating Income
     Operating income increased $7.9 million, or 17.4%, during the first quarter of 2009 when compared to the first quarter of 2008. Operating margin was relatively flat during the first quarter of 2009 when compared to the first quarter of 2008, as a result of the factors described above.
Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended March 31,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$374.5	$311.1	100.0%	100.0%	$63.4	20.4%
Cost of revenues	268.9	217.7	71.8%	70.0%	(51.2)	(23.5%)

Gross profit	105.6	93.4	28.2%	30.0%	12.2	13.1%
Gross margin	28.2%	30.0%
Selling, general and administrative expenses	27.4	25.3	7.3%	8.1%	(2.1)	(8.3%)

Operating income	$78.2	$68.1	20.9%	21.9%	$10.1	14.8%

Operating margin	20.9%	21.9%
     Processing and Services Revenues
     Processing and services revenues increased $63.4 million, or 20.4%, during the first quarter of 2009 when compared to the first quarter of 2008. The increase during the first quarter of 2009 was primarily driven by growth in our default management services due to strong market growth as well as continued market share gains. The increase was partially offset by declines in our loan facilitation services, which includes our front-end loan origination related services, due to ongoing weakness in the housing market. The most significant declines in our loan facilitation services included appraisal, tax and settlement services.
     Cost of Revenues
     Cost of revenues increased $51.2 million, or 23.5%, during the first quarter of 2009 when compared to the first quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 70.0% during the first quarter of 2008 to 71.8% in the first quarter of 2009. The increase during the first quarter of 2009 was primarily due to the growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Profit
     Gross profit was $105.6 and $93.4 million during the first quarter of 2009 and 2008, respectively. Gross margin was 28.2% and 30.0% during the first quarter of 2009 and 2008, respectively. The decline in gross margin during the first quarter of 2009 when compared to the first quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $2.1 million, or 8.3%, during the first quarter of 2009 when compared to the first quarter of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased during the first quarter of 2009 when compared to the first quarter of 2008 due to continued leverage of our overhead infrastructure.
     Operating Income
     Operating income increased $10.1 million, or 14.8%, during the first quarter of 2009 when compared to the first quarter of 2008. Operating margin declined from 21.9% during the first quarter of 2008 to 20.9% in the first quarter of 2009, as a result of the factors described above.
Segment Results of Operations — Corporate and Other — Unaudited
     Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other. Net expenses for this segment were $27.6 million and $13.4 million during the first quarter of 2009 and 2008, respectively. The increase in net corporate expenses in the first quarter of 2009 as compared to the first quarter of 2008 is primarily due to a charge recognized during the first quarter of 2009 related to the recent retirement of three members of LPS’s Board, as well as from incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs. Stock related compensation costs were $6.8 million and $4.7 million during the first quarter of 2009 and 2008, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At March 31, 2009, we had cash on hand of $57.0 million and debt, including current portion, of $1,475.3 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as acquisitions or adverse changes in the business environment.
     We intend to pay quarterly cash dividends to our stockholders of $0.10 per common share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $75.4 million and $146.3 million during the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided by operating activities during the first quarter of 2009 when compared to the first quarter of 2008 was primarily due to a decrease in net earnings resulting from incremental interest expense and public company costs incurred since our spin-off from FIS on July 2, 2008, as well as the timing impact of processing certain pass through payments on behalf of our customers whereby such amounts are usually received and deposited by the Company and then disbursed in accordance with our customers’ instructions within the same calendar month. During the prior year quarter, such pass through payments were received in March 2008 but were not disbursed until April 2008.
Investing Activities
     Investing cash flows consist primarily of capital expenditures and the acquisition of title plants, as well as the net cash flows associated with our acquisition and divestiture activities. Cash used in investing activities was approximately $60.5 million and $10.8 million during the three months ended March 31, 2009 and 2008, respectively. The increase in cash used in investing activities during the first quarter of 2009 when compared to 2008 was primarily related to the disposition of our IPEX operation in exchange for the remaining 61% of the equity interest in FNRES. The increase in cash used in investing activities was also due to an increase in the level of capital expenditures as compared to the prior year period.
     In February 2009, we acquired the remaining 61% of the equity interest of FNRES in exchange for all of our interests in IPEX. In connection with this transaction, we exchanged the net assets of IPEX, which included approximately $32.6 million of cash and cash equivalents, for the net assets of FNRES, which included approximately $0.5 million of cash and cash equivalents.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $22.6 million and $10.8 million on capital expenditures during the three months ended March 31, 2009 and 2008, respectively.
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
     Cash used in financing activities was approximately $83.8 million and $72.1 million during the three months ended March 31, 2009 and 2008, respectively. The cash used in financing activities during the first quarter of 2008 was entirely related to net distributions to FIS that occurred prior to the spin-off. The increase in cash used in financing activities during the first quarter of 2009 when compared to the first quarter of 2008 was primarily due to debt service payments made during the current year quarter under our new debt facilities resulting from our spin-off from FIS, as well as from payment of shareholder dividends, partially offset by the termination of the cash sweep arrangements with FIS following our spin-off from FIS.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at March 31, 2009; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $590.0 million was outstanding at March 31, 2009; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $506.2 million was outstanding at March 31, 2009. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid; and on the Term B Loan is 2.5% in the case of LIBOR loans, and 1.5% in the case of ABR rate loans.
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
     The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.
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

Interest Rate Swaps
     On July 10, 2008, we entered into a 2-year amortizing interest rate swap transaction with the following remaining unamortized notional amounts:

		Bank Pays	LPS Pays
Amortization Period	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
	(In millions)
March 31, 2009 to June 30, 2009	385.0	1 Month LIBOR	3.275
June 30, 2009 to September 30, 2009	365.0	1 Month LIBOR	3.275
September 30, 2009 to December 31, 2009	345.0	1 Month LIBOR	3.275
December 31, 2009 to March 31, 2010	330.0	1 Month LIBOR	3.275
March 31, 2010 to June 30, 2010	310.0	1 Month LIBOR	3.275
June 30, 2010 to July 31, 2010	290.0	1 Month LIBOR	3.275
     On October 6, 2008, we entered into the following interest rate swap transaction:

		Notional Amount	Bank Pays	LPS Pays
Effective Date	Termination Date	(in millions)	Variable Rate of(1)	Fixed Rate of(2)
October 31, 2008	December 31, 2010	$350.0	1 Month LIBOR	2.780%

(1)	0.50% as of March 31, 2009.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan, Term B Loan and Revolving Loan equal to 2.50% as of March 31, 2009.
     See note 5 to the notes to consolidated and combined financial statements for a detailed description of our interest rate swaps.
Contractual Obligations
     There have been no significant changes to our contractual obligations since our Annual Report on Form 10-K was filed on March 17, 2009. However, we prepaid a portion of our long-term debt principal in the amount of $40.0 million during the first quarter of 2009.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated and combined balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $230.1 million.
     In February 2009, we completed the sale of all of our interest in IPEX to FNF in exchange for the remaining 61% of the equity interests of FNRES. As a result of the sale, we no longer have any commitments or contingencies related to IPEX’s operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
     In the normal course of business, we are routinely subject to a variety of risks, including those described in the sections titled “Risk Factors” and “Statement Regarding Forward-Looking Information” in our Annual Report on Form 10-K that was filed on March 17, 2009 and our other filings with the

Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.
     Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market accounts, time deposits and floating rate notes.
     We are a highly leveraged company, with approximately $1,475.3 million in long-term debt outstanding as of March 31, 2009. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $3.6 million.
Item 4T. Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits: Barton v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 10, 2008; Gentilcore v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 11, 2008; Martinez v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Southern District of California on March 18, 2008; Swick v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 19, 2008; Davis v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California, Western Division, on March 20, 2008; Pepe v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 21, 2008; Kornbluth v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Lamb v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Blackwell v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on April 11, 2008; Magana v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 4, 2008; Moynihan v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 10, 2008; Romero v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on July 14, 2008; and Doolittle, Susan v. National Insurance of New York, Inc. et al., filed in the U.S. District for the Northern District of California on July 25, 2008. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss have been filed and are pending in respect of each complaint.
     Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests or civil investigative subpoenas. We attempt to cooperate with all such inquiries. We do not expect that any such inquiries would have a material adverse effect on our financial condition or our ability to operate our businesses.
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

Date: May 13, 2009	Lender Processing Services, Inc.

	By:	/s/ FRANCIS K. CHAN Francis K. Chan
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