Form 10-Q
period 2009-06-30
Lender Processing Services, Inc.
filed 2009-08-14
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File No. 001-34005

Lender Processing Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1547801 (I.R.S. Employer Identification No.)

601 Riverside Avenue Jacksonville, Florida (Address of principal executive offices)	32204 (Zip Code)
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
     As of July 31, 2009, 96,136,772 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2009
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June	December
	30, 2009	31, 2008 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,243	$125,966
Trade receivables, net of allowance for doubtful accounts of $31.8 million and $27.2 million, respectively	428,650	344,848
Other receivables	7,143	17,393
Due from affiliates	140	2,713
Prepaid expenses and other current assets	23,395	22,030
Deferred income taxes, net	40,757	40,757

Total current assets	562,328	553,707

Property and equipment, net of accumulated depreciation of $135.7 million and $142.4 million, respectively	108,705	95,542
Computer software, net of accumulated amortization of $105.0 million and $87.8 million, respectively	169,530	157,539
Other intangible assets, net of accumulated amortization of $289.2 million and $273.7 million, respectively	79,929	83,489
Goodwill	1,130,803	1,091,056
Other non-current assets	112,608	122,300

Total assets	$2,163,903	$2,103,633

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$77,649	$145,101
Trade accounts payable	52,014	31,720
Accrued salaries and benefits	41,661	36,492
Recording and transfer tax liabilities	17,932	14,639
Due to affiliates	1,921	1,573
Other accrued liabilities	159,831	101,612
Deferred revenues	45,970	51,628

Total current liabilities	396,978	382,765

Deferred revenues	46,839	40,343
Deferred income taxes, net	26,733	36,557
Long-term debt, net of current portion	1,330,481	1,402,350
Other non-current liabilities	36,320	39,217

Total liabilities	1,837,351	1,901,232

Commitments and contingencies (note 8)

Equity:
Lender Processing Services, Inc. stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 96.5 million and 95.3 million shares issued at June 30, 2009 and December 31, 2008, respectively	10	9
Additional paid-in capital	139,541	111,849
Retained earnings	199,692	93,540
Accumulated other comprehensive loss	(10,809)	(13,667)
Treasury stock $0.0001 par value; 469,556 and 19,870 shares at June 30, 2009 and December 31, 2008, respectively	(13,942)	(582)

Total Lender Processing Services, Inc. stockholders’ equity	314,492	191,149
Noncontrolling minority interest	12,060	11,252

Total equity	326,552	202,401

Total liabilities and equity	$2,163,903	$2,103,633

(1)	Derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(In thousands, except per share data)

Processing and services revenues (note 3)	$613,171	$453,347	$1,142,988	$896,907
Cost of revenues (note 3)	404,014	293,464	758,716	581,850

Gross profit	209,157	159,883	384,272	315,057
Selling, general, and administrative expenses (note 3)	65,431	58,570	136,609	113,668

Operating income	143,726	101,313	247,663	201,389
Other income (expense):
Interest income	442	303	966	563
Interest expense	(21,625)	(38)	(43,539)	(56)
Other expense, net	(13)	282	(14)	282

Total other income (expense)	(21,196)	547	(42,587)	789

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	122,530	101,860	205,076	202,178
Provision for income taxes	46,866	39,522	78,441	78,445

Earnings from continuing operations before equity in losses of unconsolidated entity	75,664	62,338	126,635	123,733
Equity in losses of unconsolidated entity	—	(413)	(37)	(2,370)

Earnings from continuing operations	75,664	61,925	126,598	121,363
Discontinued operation, net of tax	—	2,032	(504)	4,638

Net earnings	75,664	63,957	126,094	126,001
Noncontrolling minority interest	(424)	(411)	(808)	(723)

Net earnings attributable to Lender Processing Services, Inc.	$75,240	$63,546	$125,286	$125,278

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$75,240	$61,514	$125,790	$120,640
Discontinued operation, net of tax	—	2,032	(504)	4,638

Net earnings	$75,240	$63,546	$125,286	$125,278

Net earnings per share — basic from continuing operations	$0.79	$0.65	$1.32	$1.27
Net earnings per share — basic from discontinued operation	—	0.02	—	0.05

Net earnings per share — basic	$0.79	$0.67	$1.32	$1.32

Weighted average shares outstanding — basic (1)	95,819	94,611	95,334	94,611

Net earnings per share — diluted from continuing operations	$0.78	$0.65	$1.31	$1.25
Net earnings per share — diluted from discontinued operation	—	0.02	—	0.05

Net earnings per share — diluted	$0.78	$0.67	$1.31	$1.30

Weighted average shares outstanding — diluted (1)	96,133	95,070	95,709	96,334

(1)	Weighted average shares outstanding data for the three and six months ended June 30, 2008 is reflected on a pro forma basis (discussed in note 4).
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$75,240	$63,546	$125,286	$125,278
Other comprehensive earnings:
Unrealized gain (loss) on other investments, net of tax	(17)	250	30	250
Unrealized gain on interest rate swaps, net of tax	2,143	—	2,828	—

Other comprehensive earnings	2,126	250	2,858	250

Comprehensive earnings attributable to Lender Processing Services, Inc.	$77,366	$63,796	$128,144	$125,528

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statement of Equity
(Unaudited)

	Lender Processing Services, Inc. Stockholders’ Equity
			Additional		Accumulated Other			Noncontrolling
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Minority	Total
	Shares	Stock	Capital	Earnings	Earnings (Loss)	Shares	Stock	Interest	Equity
	(In thousands)
Balances, December 31, 2008	95,284	$9	$111,849	$93,540	$(13,667)	(20)	$(582)	$11,252	$202,401
Net distribution to FIS	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	125,286	—	—	—	—	125,286
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	808	808
Dividends paid (1)	—	—	—	(19,134)	—	—	—	—	(19,134)
Exercise of stock options and restricted stock vesting	1,265	1	13,468	—	—	(449)	(13,360)	—	109
Tax benefit associated with equity compensation	—	—	1,356	—	—	—	—	—	1,356
Stock-based compensation	—	—	13,302	—	—	—	—	—	13,302
Unrealized gain on investments, net	—	—	—	—	30	—	—	—	30
Unrealized gain on interest rate swaps, net	—	—	—	—	2,828	—	—	—	2,828

Balances, June 30, 2009	96,549	$10	$139,541	$199,692	$(10,809)	(469)	$(13,942)	$12,060	$326,552

(1)	Dividends were paid at $0.10 per common share.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$125,286	$125,278
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,579	44,576
Amortization of debt issuance costs	2,645	—
Gain on sale of discontinued operation	(2,574)	—
Deferred income taxes, net	(651)	3,968
Stock-based compensation	13,302	9,120
Tax benefit associated with equity compensation	(1,356)	—
Equity in losses of unconsolidated entity	37	2,370
Noncontrolling minority interest	808	723
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(76,919)	(63,750)
Other receivables	10,264	(4,348)
Prepaid expenses and other assets	(11,599)	4,511
Deferred revenues	(158)	8,235
Accounts payable and other liabilities	97,606	6,000

Net cash provided by operating activities	204,270	136,683

Cash flows from investing activities:
Additions to property and equipment	(23,201)	(9,376)
Additions to capitalized software	(25,206)	(15,761)
Acquisition of title plants	(9,395)	—
Acquisitions, net of cash acquired	(16,403)	(15,488)
Proceeds from sale of discontinued operation, net of cash distributed	(32,638)	—

Net cash used in investing activities	(106,843)	(40,625)

Cash flows from financing activities:
Debt service payments	(143,481)	—
Stock options exercised	109	—
Tax benefit associated with equity compensation	1,356	—
Dividends paid	(19,134)	—
Net distributions to FIS	—	(116,996)

Net cash used in financing activities	(161,150)	(116,996)

Net decrease in cash and cash equivalents	(63,723)	(20,938)
Cash and cash equivalents, beginning of period	125,966	39,566

Cash and cash equivalents, end of period	$62,243	$18,628

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,828	$—

Cash paid for taxes	$47,862	$—

Non-cash contribution of stock compensation by FIS	$—	$9,120

Non-cash redistribution of assets to FIS	$434	$(13,801)

Non-cash consideration received from sale of discontinued operation	$40,310	$—

Non-cash consideration issued in acquisition of business	$(5,162)	$—

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Our investments in less than 50% owned affiliates are accounted for using the equity method of accounting. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company’s Annual Report on Form 10-K that was filed on March 17, 2009 and our other filings with the Securities and Exchange Commission.
Lender Processing Services, Inc. Spin-off Transaction
     Our former parent, Fidelity National Information Services, Inc., is a Georgia corporation formerly known as Certegy Inc. In February 2006, Certegy Inc. merged with and into Fidelity National Information Services, Inc., a Delaware corporation, which we refer to as former FIS. Certegy Inc. survived the merger, which we refer to as the Certegy merger, to form our former parent. Following the Certegy merger, Certegy Inc. was renamed Fidelity National Information Services, Inc., which we refer to as FIS. Prior to the Certegy merger, former FIS was a majority-owned subsidiary of Fidelity National Financial, Inc., which we refer to as old FNF. Old FNF merged into our former parent in November 2006 as part of a reorganization, which included old FNF’s spin-off of Fidelity National Title Group, Inc. Fidelity National Title Group, Inc. was renamed Fidelity National Financial, Inc. following this reorganization, and we refer to it as FNF. FNF is now a stand-alone company.
     In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our new senior notes and debt obligations under our new credit facility described in note 6. On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution, and the Company’s registration statement on Form 10 with respect to the distribution was declared effective by the Securities and Exchange Commission.
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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Principles of Consolidation
     Since June 21, 2008, when all the assets and liabilities of the lender processing services segment of FIS were formally contributed by FIS to LPS, the historical financial statements of the Company have been presented on a consolidated basis for financial reporting purposes. Prior to June 21, 2008, the historical financial statements of the Company and its affiliates were presented on a combined basis.
Reporting Segments
     We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services.
     We also have a corporate segment that consists of the corporate overhead and other smaller operations that are not included in the other segments.
(2) Fair Value
     SFAS No. 157, Fair Value Measurements (“SFAS 157”), establishes the following fair value hierarchy:
•	Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 Inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     As required by SFAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
     The following table sets forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis, as of June 30, 2009:

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$62.2	$62.2	$—	$—	$62.2
Long-term debt (note 6)	Liability	1,408.1	373.3	1,004.1	—	1,377.4
Interest rate swaps (note 6)	Liability	18.6	—	18.6	—	18.6

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(3) Related Party Transactions
     We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as executive Chairman of the board of directors of FNF and served as executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley, along with Daniel D. (Ron) Lane and Cary H. Thompson, who also served as directors of FNF, retired from our Board of Directors on March 15, 2009. Accordingly, for periods subsequent to March 15, 2009, FNF is not a related party. Lee A. Kennedy, who is President and Chief Executive Officer and a director of FIS, has served on our Board of Directors since May 2008 and was elected non-executive Chairman of our Board effective as of March 15, 2009. Therefore, FIS is a related party of the Company.
     We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time, and have other agreements under which we incur other expenses to, or receive revenues from, FIS and FNF. A summary of these agreements in effect as of June 30, 2009 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years’ prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in aggregate, are equal to approximately 87% of the total title premium from title policies that we place with subsidiaries of FNF. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.
     A detail of related party items included in revenues for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009(1)	2008	2009(1)	2008
Title agency commissions	$—	$34.2	$74.8	$66.8
Software development revenue	—	14.3	13.4	28.1
Other data related services	—	3.6	3.4	7.1

Total revenues	$—	$52.1	$91.6	$102.0

(1)	Does not include revenues received from FNF under these agreements subsequent to March 15, 2009, as FNF ceased to be a related party of the Company on that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.
•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days’ prior written notice. The title production services agreement can be terminated by either party upon 30 days’ prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF has provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V” located on the Company’s corporate headquarters campus which we lease to FNF. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V, together with furniture and furnishings. In addition, the Company’s financials include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters campus and property management services for FNF for Building V.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     A detail of related party items included in expenses for the three and six months ended June 30, 2009 and 2008 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009(1)	2008	2009(1)	2008
Title plant information expense (2)	$—	$2.1	$4.1	$4.7
Corporate services (3)	3.1	13.9	6.6	27.6
Licensing, leasing and cost sharing agreements (3)	(0.7)	(5.5)	(1.9)	(6.0)

Total expenses	$2.4	$10.5	$8.8	$26.3

(1)	Does not include expense reimbursements paid to FNF under these agreements subsequent to March 15, 2009, as FNF ceased to be a related party of the Company on that date. We continue to incur expenses from contracts that were entered into while FNF was a related party.

(2)	Included in cost of revenues.

(3)	Included in selling, general, and administrative expenses.
     We believe the amounts earned from or charged by FNF or FIS under each of the foregoing service arrangements are fair and reasonable. We believe that the approximately 87% aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF are priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.
Other related party transactions:
FNRES Holdings, Inc. and Investment Property Exchange Services, Inc.
     On December 31, 2006, FNF contributed $52.5 million to FNRES Holdings, Inc. (“FNRES”), a FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”) (note 5). The exchange resulted in FNRES becoming our wholly-owned subsidiary.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(4) Unaudited Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are generally computed in accordance with SFAS No. 128, Earnings Per Share, using the treasury stock method. The following table summarizes the earnings per share for the three and six months ending June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations	$75,240	$61,514	$125,790	$120,640
Discontinued operation	¯	2,032	(504)	4,638

Net earnings	$75,240	$63,546	$125,286	$125,278

Weighted average shares outstanding — basic (1)	95,819	94,611	95,334	94,611
Plus: Common stock equivalent shares	314	459	375	1,723

Weighted average shares outstanding — diluted (1)	96,133	95,070	95,709	96,334

Net earnings per share — basic from continuing operations	$0.79	$0.65	$1.32	$1.27
Net earnings per share — basic from discontinued operation	—	0.02	—	0.05

Net earnings per share — basic	$0.79	$0.67	$1.32	$1.32

Net earnings per share — diluted from continuing operations	$0.78	$0.65	$1.31	$1.25
Net earnings per share — diluted from discontinued operation	—	0.02	—	0.05

Net earnings per share — diluted	$0.78	$0.67	$1.31	$1.30

(1)	Due to the nature and timing of the spin-off, the number of outstanding shares issued in the initial formation and capitalization of the Company were the only shares outstanding prior to the spin-off. As such, weighted average shares outstanding — basic for the three and six months ended June 30, 2008 was calculated using the number of the outstanding shares issued by LPS on July 2, 2008. Weighted average shares outstanding — diluted for the three months ended June 30, 2008 was calculated using the number of dilutive common stock equivalents converted into stock options and awards of our common stock on July 2, 2008. Weighted average shares outstanding — diluted for the six months ended June 30, 2008 was calculated as the average of the weighted average shares outstanding — diluted for the three months ended March 31, 2008 and June 30, 2008.
     For the three and six months ended June 30, 2009, options to purchase approximately 5.7 million shares and 5.6 million shares, respectively, of our common stock were not included in the computation of diluted earnings per share because they were antidilutive.
(5) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired during the first six months of 2009 and the year ended December 31, 2008 are included in the consolidated financial statements from and after the date of acquisition. Businesses acquired by FIS prior to June 20, 2008 and included in our results of operations were contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2008 through June 30, 2009 was not significant individually or in the aggregate to our historical financial results.
Tax Verification Bureau, Inc.
     On June 19, 2009, we acquired Tax Verification Bureau, Inc. (“Verification Bureau”) for $15.0 million (net of cash acquired). As a result of the transaction, we recognized a contingent earnout liability totaling $3.0 million and goodwill in the amount of $17.7 million. The allocation of the purchase price to goodwill and intangible assets will be based on the valuations performed to determine the values of such assets as of the acquisition date. We are in the process of finalizing the valuation of intangible assets and software, our review of contingent

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
liabilities, and our review of the tax attributes of the purchase. Verification Bureau is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and fraud solutions capabilities.
FNRES Holdings, Inc.
     On December 31, 2006, FNF contributed $52.5 million to FNRES Holdings, Inc. (“FNRES”), an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. IPEX was previously part of the Loan Transaction Services segment and it provided qualified exchange intermediary services for our customers who sought to engage in qualified exchanges under Section 1031 of the Internal Revenue Code. The exchange resulted in FNRES becoming our wholly-owned subsidiary.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as discontinued operations in our consolidated statements of earnings for the six months ended June 30, 2009 and for the three and six months ended June 30, 2008.
     FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included in discontinued operations in our consolidated statements of earnings for the six months ended June 30, 2009. In accordance with the provisions of SFAS 157, the valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.4 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. FNRES contributed revenues of $10.2 million and $17.0 million for the three and six months ended June 30, 2009, respectively, and pre-tax profit of $0.1 million for the three months ended June 30, 2009. IPEX contributed revenues of $0.3 million during the six months ended June 30, 2009, and $7.0 million and $16.2 million for the three and six months ended June 30, 2008, respectively, and pre-tax (loss) profit of $(0.7) million during the six months ended June 30, 2009, and $3.3 million and $7.6 million for the three and six months ended June 30, 2008, respectively.
     Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment, which totaled $25.8 million as of December 31, 2008. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009.
McDash Analytics, LLC
     In May 2008, we acquired McDash Analytics, LLC for $21.9 million (net of cash acquired) including the payment of contingent consideration totaling $2.0 million, which occurred in the second quarter of 2009. This resulted in the recognition of $17.0 million of goodwill and $4.4 million of other intangible assets and software.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(6) Long-Term Debt
     Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.81% at June 30, 2009), quarterly principal amortization, maturing July 2013	$525,000	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.81% at June 30, 2009), quarterly principal amortization, maturing July 2014	504,900	507,450
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings), Fed-funds plus 2.50% (Swingline Borrowings) or Prime plus 1.50% (Base Rate Borrowings) (2.81%, 2.72% or 4.75%, respectively, at June 30, 2009), maturing July 2013. Total of $139.1 million unused (net of outstanding letters of credit) as of June 30, 2009	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	375,000	375,000
Other promissory notes with various interest rates and maturities	3,230	1

	1,408,130	1,547,451
Less current portion	(77,649)	(145,101)

Long-term debt, excluding current portion	$1,330,481	$1,402,350

     The fair value of the Company’s long-term debt at June 30, 2009 is estimated to be approximately 98% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.
Interest Rate Swaps
     We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our Term Loans from variable to fixed. The interest rate swap transactions expire between July 31, 2010 and December 31, 2010. We have designated these interest rate swaps as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The estimated fair value of these cash flow hedges resulted in a liability of $18.6 million and $23.3 million as of June 30, 2009 and December 31, 2008, respectively, which is included in the accompanying consolidated balance sheets in other non-current liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of SFAS 157, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings are as follows (in millions):

	Amount of Loss Recognized in OCE on Derivative
	Three Months Ended	Six Months Ended
Derivatives in SFAS 133 Cash Flow Hedging Relationships	June 30, 2009	June 30, 2009
Interest rate swap contract	$1.3	$5.2

	Amount of Loss Reclassified from Accumulated OCE into Income
Location Of Loss Reclassified	Three Months Ended	Six Months Ended
from Accumulated OCE into Income	June 30, 2009	June 30, 2009
Interest expense	$(5.0)	$(9.9)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2009, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on March 17, 2009. However, during the first six months of 2009 we paid a portion of our long-term debt principal that was due after June 30, 2009 in the amount of $70.0 million.
(7) Income Taxes
     Reserves for uncertain tax positions are computed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the adoption of FIN 48, we had no change to reserves for uncertain tax positions. Interest and penalties on accrued but unpaid taxes are classified in the consolidated financial statements as income tax expense. There were no unrecognized tax benefits for any period presented.
(8) Commitments and Contingencies
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
     National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss were filed in each consolidated action. The California action was dismissed with leave to amend and a Second Amended Complaint was filed in the California action on July 6, 2009. A decision on the Motions to dismiss the New Jersey action is pending.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $189.4 million.
(9) Stock Option Plans
Prior to spin-off
     Prior to the spin-off, our employees participated in FIS’s, FNF’s and old FNF’s stock incentive plans. As a result, these financial statements include an allocation of stock compensation expense from FIS for the six months ended June 30, 2008. This allocation includes all stock compensation recorded by FIS for the employees within our operating segments and an allocation for certain corporate employees and directors.
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
Post spin-off
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14.0 million share-based awards to officers, directors and key employees. As of June 30, 2009, 4.8 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $6.5 million and $4.4 million, and $13.3 million and $9.1 million for the three and six months ended June 30, 2009 and 2008, respectively, and a related income tax benefit of $0.2 million and $1.4 million for the three and six months ended June 30, 2009, respectively. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
     During the three and six months ended June 30, 2009, $0.4 million and $1.5 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.
     As of June 30, 2009, the Company had $57.2 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.60 years.
Options
     The following table summarizes stock option activity under the Plan during the six months ended June 30, 2009:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding as of December 31, 2008	6,761,115	$31.16
Granted on May 14, 2009	1,919,400	28.37
Exercised during the first six months of 2009 (1)	(770,349)	17.48
Cancelled during the first six months of 2009	(598,819)	35.29

Outstanding as of June 30, 2009	7,311,347	$31.53

(1)	The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was $9.0 million.
     The fair value of options granted on May 14, 2009 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate of 1.9% corresponds to the rate in effect for the expected term of the option at the grant date. The volatility factor for the expected market price of the common stock was 35% based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. The expected dividend yield was 1.4% based on the Company’s current dividend. A weighted average expected life of 5 years was used for the grant based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted average fair value of each option granted was $8.30. There were no other options granted during the periods presented in the consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of June 30, 2009:

		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
			Remaining	Average	Value at		Remaining	Average	Value at
Range of		Number of	Contractual	Exercise	June 30,	Number of	Contractual	Exercise	June 30,
Exercise Prices		Options	Life	Price	2009	Options	Life	Price	2009
					(In thousands)				(In thousands)
$ 0.00	$13.67	513,441	4.98	$12.29	$8,588	421,449	4.82	$11.99	$7,176
13.68	20.00	167,154	2.52	18.30	1,791	167,154	2.52	18.30	1,791
20.01	25.00	13,590	2.38	22.78	85	13,590	2.38	22.78	85
25.01	29.02	2,082,016	6.59	28.27	1,568	162,616	5.83	27.05	320
29.03	33.00	38,730	6.15	32.37	—	30,150	6.42	32.37	—
33.01	35.00	1,918,860	5.51	34.57	—	426,907	5.51	34.53	—
35.01	36.00	529,099	5.48	35.17	—	305,066	5.48	35.17	—
36.01	37.00	373,072	4.46	36.20	—	344,854	4.46	36.17	—
37.01	38.00	1,675,385	5.47	37.20	—	677,705	5.47	37.20	—
$ 0.00	$38.00	7,311,347	5.64	$31.53	$12,032	2,549,491	5.06	$30.18	$9,372
     As of June 30, 2009, the number of shares covered by options that are vested and expected to vest, based on an estimated attrition rate, total approximately 7.2 million, have a weighted average remaining contractual life of 5.64 years, a weighted average exercise price of $31.53 and an intrinsic value of $11.8 million.
Restricted Stock
     On August 13, 2008, we granted 0.4 million shares of restricted stock with a weighted average grant date fair value of $34.58 per share. On May 14, 2009, we granted 0.5 million shares of restricted stock with a weighted average grant date fair value of $28.37 per share. As a result of these grants, as well as the conversion of FIS restricted stock into LPS restricted stock at the date of spin-off, approximately 0.8 million outstanding LPS restricted stock awards were outstanding as of June 30, 2009.
(10) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended June 30, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$171,889	$448,044	$(6,762)	$613,171
Cost of revenues	98,929	311,349	(6,264)	404,014

Gross profit	72,960	136,695	(498)	209,157
Selling, general and administrative expenses	17,824	27,064	20,543	65,431

Operating income	$55,136	$109,631	$(21,041)	$143,726

Depreciation and amortization	$16,441	$5,126	$2,021	$23,588

Balance sheet data:
Total assets	$1,138,154	$828,721	$197,028	$2,163,903

Goodwill	$753,731	$377,072	$—	$1,130,803

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three months ended June 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$141,744	$315,314	$(3,711)	$453,347
Cost of revenues	81,397	215,838	(3,771)	293,464

Gross profit	60,347	99,476	60	159,883
Selling, general and administrative expenses	17,471	27,154	13,945	58,570

Operating income	$42,876	$72,322	$(13,885)	$101,313

Depreciation and amortization	$13,971	$5,290	$1,599	$20,860

Balance sheet data (including discontinued operation):
Total assets	$1,049,342	$872,854	$63,544	$1,985,740

Goodwill	$697,226	$389,380	$—	$1,086,606

     As of and for the six months ended June 30, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$331,768	$822,567	$(11,347)	$1,142,988
Cost of revenues	189,392	580,285	(10,961)	758,716

Gross profit	142,376	242,282	(386)	384,272
Selling, general and administrative expenses	33,890	54,423	48,296	136,609

Operating income	$108,486	$187,859	$(48,682)	$247,663

Depreciation and amortization	$33,816	$9,734	$4,024	$47,574

     As of and for the six months ended June 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$277,568	$626,378	$(7,039)	$896,907
Cost of revenues	155,507	433,506	(7,163)	581,850

Gross profit	122,061	192,872	124	315,057
Selling, general and administrative expenses	33,729	52,498	27,441	113,668

Operating income	$88,332	$140,374	$(27,317)	$201,389

Depreciation and amortization	$29,986	$11,453	$3,094	$44,533

(11) Subsequent Events
     On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. Since July 1, 2009, under the plan we repurchased 182,730 shares of our stock for $5.9 million, at an average price of $32.25 per share.
     In accordance with SFAS No. 165, Subsequent Events, subsequent events have been evaluated through August 13, 2009, the date which the financial statements were available to file.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: changes in general economic, business and political conditions, including changes in the financial markets; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the elimination of existing and potential customers as a result of failures and consolidations in the banking and financial services industries; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; the impact of adverse changes in the level of real estate activity on demand for certain of our services; our ability to adapt our services to changes in technology or the marketplace; risks associated with protecting information security and privacy; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with our spin-off from Fidelity National Information Services, Inc. (“FIS”), including those relating to our stand-alone public company status and limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors,” and other sections of the Company’s Annual Report on Form 10-K that was filed on March 17, 2009 and our other filings with the Securities and Exchange Commission.
Overview
     We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 28% and 72%, respectively, of our revenues for the three months and approximately 29% and 71%, respectively, of our revenues for the six months ended June 30, 2009. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which processes over 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.
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
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, closing services, in which we assist in the closing of real estate transactions, and lien recording and release services;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services, which provide lenders with information about the tax status of a property.
     Our default management services include, among others:
•	foreclosure management services, including access to a nationwide network of independent attorneys, mandatory title searches, posting and publishing, and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
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
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in 2006 through much of 2008 from 2005 and prior levels. In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December. The target federal funds rate is now 0.0%-0.25%

compared to 4.25% in December 2007. The further reduction in rates in the fourth quarter of 2008 resulted in a significant increase in our refinancing activity that commenced in December 2008 and continued through much of the first half of 2009, which also resulted in an improvement in margins from our loan facilitation businesses as compared to recent prior quarters. As mortgage interest rates increased during the latter part of the second quarter, there was a corresponding decrease in mortgage originations, primarily related to refinance activity. However, the volume of mortgage originations has recently begun to stabilize at a level that reflects improvement compared to the prior year.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our refinancing activity. Under the Homeowner Affordability and Stability Plan (the “HASP”), a $75 billion program announced on February 18, 2009 by the President, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department estimates that many of the 4 to 5 million homeowners who fit this description are eligible to refinance their loans under this program.
     According to the Mortgage Bankers Association’s (the “MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancing) were approximately $1.6 trillion, $2.3 trillion and $2.7 trillion in 2008, 2007 and 2006, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $2.1 trillion mortgage origination market for 2009, which would be an increase of 28% from 2008. The MBA further forecasts that the 28% increase will result primarily from refinance transactions.
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
     In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop services, as the Desktop application, at present, is primarily used in connection with default management. Currently, our default management services provide a natural hedge against the volatility of the real estate origination business, and its resulting impact on our loan facilitation services. However, the same government proposed legislation aimed at mitigating the current downturn in the housing market that we expect to have a positive effect on our refinancing activity, may adversely affect our default management operations. For example, in addition to refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. The Homeowner Stability Initiative under the HASP is designed to help as many as 3 to 4 million homeowners to avoid foreclosure by providing affordable and sustainable mortgage loans. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. We cannot predict the final form that the HASP and other initiatives concerning foreclosure relief and loan modification programs may take, how they may be implemented, when they may become effective or the impact they may have on our default management businesses.
     Our results during the first six months of 2008 and 2009 demonstrate the extent to which rising default management revenues can offset potential declines in loan facilitation revenues. In the first six months of 2008, our revenues from loan facilitation and default management (excluding Desktop revenues) were approximately $260.1 million and $366.2 million, respectively; and in the first six months of 2009 they were approximately $267.7 million and $554.8 million, respectively.
     Historically, some of our default management businesses, particularly our field services and asset management solutions, have had lower margins than our loan facilitation businesses due to the higher level of cost of sales associated with their operations. However, as our default volumes have increased, our margins have improved significantly on the incremental sales during the first six months of 2008 and 2009. Because we are often not paid for our default services until completion of the foreclosure, default does not contribute as quickly to our cash flow from operations as it does to our revenues. Our trade receivables balance increased by approximately $63.8 million from December 31, 2007 to June 30, 2008 and approximately $76.9 million from December 31, 2008 to June 30, 2009, largely due to the increase in our default business.

     We have approximately $1,408.1 million in long-term debt outstanding as of June 30, 2009, of which approximately $1,093.2 million bears interest at a fixed rate ($715.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it will be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
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
     In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies, reduce costs, improve processing transparency and improve risk management. Further, in a slowing economy or mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities.
     Several other new pieces of legislation have recently been enacted to address the struggling mortgage market and the current economic and financial environment, including the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). On March 23, 2009, the Treasury Department unveiled its plan to remove many troubled assets from banks’ books, representing one of the biggest efforts by the U.S. government so far to address the ongoing financial crisis. Using $75 billion to $100 billion in TARP capital and capital from private investors, the so-called “Public-Private Investment Program” is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. The Treasury Department expects this program to help cleanse the balance sheets of many of the nation’s largest banks and to help get credit flowing again. The government intends to run auctions between the banks selling the assets and the investors buying them, hoping to effectively create a market for these assets.
     On March 15, 2009, the Federal Reserve announced plans to provide greater support to mortgage lending and housing markets by buying up to $750 billion in mortgage-backed securities issued by agencies like Fannie Mae and Freddie Mac, bringing its total proposed purchases of these securities to $1.25 trillion in 2009, and to increase its purchases of other agency debt in 2009 by up to $100 billion to a total of up to $200 billion. Moreover, to help improve conditions in private credit markets, the Federal Reserve decided to purchase up to $300 billion of longer-term Treasury securities.
     Some states have also enacted legislation requiring the registration of appraisal management companies, and additional legislation has been proposed at the federal level. Other state legislative proposals are pending concerning the regulation of certain appraisal management practices. It is too early to predict with certainty what impact these measures may have on our business or the results of our operations.

     On June 19, 2009, we acquired Tax Verification Bureau, Inc. (“Verification Bureau”) for $15.0 million (net of cash acquired). See note 5 to the notes to consolidated financial statements for a detailed description of the transaction.
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
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES Holdings, Inc. (“FNRES”) from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). See note 5 to the notes to consolidated financial statements for a detailed description of the transaction.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on March 17, 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not materially affect the Company’s statements of financial condition or operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. Effective June 30, 2009, we adopted SFAS 165. The adoption of SFAS 165 did not materially affect the Company’s statements of financial condition or operations. In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, the date which the financial statements were available to file.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. The FSP amends SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Effective January 1, 2009, we adopted the FSP. The adoption of the FSP did not materially affect the Company’s statements of financial condition or operations. In December 2007, the FASB issued SFAS 141(R), requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The transaction costs of the acquisition as well as any related restructuring costs are expensed as incurred. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess is recognized as a gain. Effective January 1, 2009, we adopted SFAS 141(R). The adoption of SFAS 141(R) did not materially affect the Company’s statements of financial condition or operations.
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to require the holder of an investment in a debt or equity security to recognize a loss in earnings when the investment is impaired. Effective June 30, 2009, we adopted the FSP. The adoption of the FSP did not affect the Company’s statements of financial condition or operations.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. Effective June 30, 2009, we adopted the FSP. The adoption of the FSP did not materially affect the Company’s statements of financial condition or operations as it is disclosure only in nature.
     In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is effective for periods beginning on or after December 15, 2008, and is applied retrospectively. Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Effective January 1, 2009, we adopted the FSP. The adoption of the FSP did not materially affect the Company’s statements of financial condition or operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 expands the current disclosure requirements of SFAS 133 such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS 133 and how derivatives and related hedged items affect an entity’s financial position, performance and cash flows. Pursuant to the transition provisions of the statement, we adopted SFAS 161 in fiscal year 2009 and presented the required disclosures in the prescribed format on a prospective basis. The adoption of SFAS 161 did not materially affect the Company’s statements of financial condition or operations as it is disclosure only in nature.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), requiring (a) that noncontrolling interests (sometimes called minority interests) to be reported as a component of shareholders’ equity on the balance sheet, (b) that the amount of net income attributable to the parent and to the noncontrolling interests be separately identified and presented in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Effective January 1, 2009, we adopted SFAS 160. The adoption of SFAS 160 affected the presentation of noncontrolling interest in the Company’s consolidated financial statements.
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

Transactions with Related Parties
     We have historically conducted business with FIS and its subsidiaries, FNF and its subsidiaries, and other related parties. See note 3 to the notes to consolidated financial statements for a detailed description of all related party transactions.
Factors Affecting Comparability
     The consolidated financial statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On July 2, 2008, we borrowed $1,235.7 million under bank credit facilities, including $25.7 million under a revolving credit facility. We also issued senior notes in an aggregate principal amount of $375.0 million. Prior to July 2, 2008 we had no debt and an insignificant amount of interest expense.
     As a result of the above transactions, the results of operations in the periods covered by the consolidated financial statements may not be directly comparable.
Comparisons of three months ended June 30, 2009 and 2008
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Three months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$613.2	$453.3	100.0%	100.0%	$159.9	35.3%
Cost of revenues	404.0	293.4	65.9%	64.7%	(110.6)	(37.7)%

Gross profit	209.2	159.9	34.1%	35.3%	49.3	30.8%
Gross margin	34.1%	35.3%
Selling, general and administrative expenses	65.4	58.6	10.7%	12.9%	(6.8)	(11.6)%

Operating income	143.8	101.3	23.4%	22.3%	42.5	42.0%

Operating margin	23.4%	22.3%
Other income (expense)	(21.2)	0.6	3.5%	nm	(21.8)	nm

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	122.6	101.9	20.0%	22.5%	20.7	20.3%
Provision for income taxes	46.9	39.5	7.6%	8.7%	(7.4)	(18.7)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operations and noncontrolling minority interest	75.7	62.4	12.3%	13.8%	13.3	21.3%
Equity in earnings (losses) of unconsolidated entity, discontinued operation and noncontrolling minority interest	(0.4)	1.2	nm	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$75.3	$63.6	12.3%	14.0%	$11.7	18.4%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$0.78	$0.67

     Processing and Services Revenues
     Processing and services revenues increased $159.9 million, or 35.3% during the second quarter of 2009 when compared to the second quarter of 2008. The increase was primarily driven by growth in our Loan Transaction Services segment resulting from increased demand for our services that support the default life cycle as well as from growth in our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as the incremental revenues from our acquisition of FNRES, totaling $10.2 million, also contributed to revenue growth during the current year quarter.

     Cost of Revenues
     Cost of revenues increased $110.6 million, or 37.7%, during the second quarter of 2009 when compared to the second quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 64.7% during the second quarter of 2008 to 65.9% in the same period of 2009. The increase was primarily due to a change in revenue mix as the growth in certain of our default services operations, particularly our field services and asset management solutions, which have a higher cost of revenue associated with their operations, was partially offset by margin expansion in loan facilitation services due to increased refinance activities.
     Gross Profit
     Gross profit was $209.2 million and $159.9 million during the second quarter of 2009 and 2008, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 34.1% and 35.3% during the second quarter of 2009 and 2008, respectively. The decline in gross margin during the second quarter of 2009 when compared to the second quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $6.8 million, or 11.6%, during the second quarter of 2009 when compared to the second quarter of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.7% and 12.9% during the second quarter of 2009 and 2008, respectively. The increase in selling, general and administrative expenses is primarily due to incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs.
     Operating Income
     Operating income increased $42.5 million, or 42.0%, during the second quarter of 2009 when compared to the second quarter of 2008. Operating income as a percentage of processing and services revenues (“operating margin”) increased from 22.3% during the second quarter of 2008 to 23.4% in the second quarter of 2009, as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. Other income (expense) totaled $(21.2) million and $0.6 million during the second quarter of 2009 and 2008, respectively. The change during the second quarter of 2009 when compared to the second quarter of 2008 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense was $21.6 million during the second quarter of 2009.
     Income Taxes
     Income taxes were $46.9 million and $39.5 million during the second quarter of 2009 and 2008, respectively. The effective tax rate was 38.3% and 38.8% during the second quarter of 2009 and 2008, respectively.
     Equity in Earnings (Losses) of Unconsolidated Entity, Discontinued Operations and Noncontrolling Minority Interest
     Equity in earnings (losses) of unconsolidated entity, discontinued operations and noncontrolling minority interest was $(0.4) million and $1.2 million during the second quarter of 2009 and 2008, respectively. The decrease during the second quarter of 2009 when compared to the second quarter of 2008 was primarily due to sale of IPEX, our 1031 property exchange business, which was disposed of in February 2009 and has been reclassified as a discontinued operation for all periods presented.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $75.3 million and $63.6 million during the second quarter of 2009 and 2008, respectively. Net earnings per diluted share totaled $0.78 and $0.67 during the second quarter of 2009 and 2008, respectively. The increase during the second quarter of 2009 when compared to the second quarter of 2008 was a result of the factors described above.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

Three months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$171.9	$141.7	100.0%	100.0%	$30.2	21.3%
Cost of revenues	98.9	81.4	57.5%	57.4%	(17.5)	(21.5)%

Gross profit	73.0	60.3	42.5%	42.6%	12.7	21.1%
Gross margin	42.5%	42.6%
Selling, general and administrative expenses	17.8	17.5	10.4%	12.4%	(0.3)	(1.7)%

Operating income	$55.2	$42.8	32.1%	30.2%	$12.4	29.0%

Operating margin	32.1%	30.2%
     Processing and Services Revenues
     Processing and services revenues increased $30.2 million, or 21.3%, during the second quarter of 2009 when compared to the second quarter of 2008. The increase during the second quarter of 2009 was primarily driven by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as the incremental revenues from our acquisition of FNRES, totaling $10.2 million, also contributed to revenue growth during the current year quarter.
     Cost of Revenues
     Cost of revenues increased $17.5 million, or 21.5%, during the second quarter of 2009 when compared to the second quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 57.4% during the second quarter of 2008 to 57.5% in the second quarter of 2009. The increase was primarily due to the acquisition of FNRES in February 2009, which contributed revenue totaling $10.2 million during the current year quarter and was neutral to our operating income.
     Gross Profit
     Gross profit was $73.0 million and $60.3 million during the second quarter of 2009 and 2008, respectively. Gross margin was 42.5% and 42.6% during the second quarter of 2009 and 2008, respectively. The decline in gross margin during the second quarter of 2009 when compared to the second quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $17.8 million and $17.5 million during the second quarter of 2009 and 2008, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 12.4% during the second quarter of 2008 to 10.4% in the second quarter of 2009 as the revenue growth was driven primarily by data and professional service activities which resulted in minimal incremental overhead costs.
     Operating Income
     Operating income increased $12.4 million, or 29.0%, during the second quarter of 2009 when compared to the second quarter of 2008. Operating margin increased from 30.2% during the second quarter of 2008 to 32.1% in the second quarter of 2009 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$448.0	$315.3	100.0%	100.0%	$132.7	42.1%
Cost of revenues	311.3	215.8	69.5%	68.4%	(95.5)	(44.3)%

Gross profit	136.7	99.5	30.5%	31.6%	37.2	37.4%
Gross margin	30.5%	31.6%
Selling, general and administrative expenses	27.1	27.2	6.0%	8.6%	0.1	0.4%

Operating income	$109.6	$72.3	24.5%	22.9%	$37.3	51.6%

Operating margin	24.5%	22.9%
     Processing and Services Revenues
     Processing and services revenues increased $132.7 million, or 42.1%, during the second quarter of 2009 when compared to the second quarter of 2008. The increase during the second quarter of 2009 was primarily driven by growth in our default management services due to strong market growth and continued market share gains. Additionally, our loan facilitation services, which include our front-end loan origination related services, also grew during the current year quarter due to increased refinance activities resulting from the lower interest rate environment.
     Cost of Revenues
     Cost of revenues increased $95.5 million, or 44.3%, during the second quarter of 2009 when compared to the second quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 68.4% during the second quarter of 2008 to 69.5% in the second quarter of 2009. The increase during the second quarter of 2009 was primarily due to the growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Profit
     Gross profit was $136.7 million and $99.5 million during the second quarter of 2009 and 2008, respectively. Gross margin was 30.5% and 31.6% during the second quarter of 2009 and 2008, respectively. The decline in gross margin during the second quarter of 2009 when compared to the second quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $27.1 million and $27.2 million during the second quarter of 2009 and 2008, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 8.6% during the second quarter of 2008 to 6.0% in the second quarter of 2009 as the revenue growth resulted in minimal incremental overhead costs.
     Operating Income
     Operating income increased $37.3 million, or 51.6%, during the second quarter of 2009 when compared to the second quarter of 2008. Operating margin increased from 22.9% during the second quarter of 2008 to 24.5% in the second quarter of 2009, as a result of the factors described above.
Segment Results of Operations — Corporate and Other — Unaudited
     Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other. Net expenses for this segment were $21.0 million and $13.9 million during the second quarter of 2009 and 2008, respectively. The increase in net corporate expenses in the second quarter of 2009 as compared to the second quarter of 2008 is primarily due to incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs. Stock related compensation costs totaled $6.5 million and $4.4 million during the second quarter of 2009 and 2008, respectively.
Comparisons of six months ended June 30, 2009 and 2008
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Six months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$1,143.0	$896.9	100.0%	100.0%	$246.1	27.4%
Cost of revenues	758.7	581.8	66.4%	64.9%	(176.9)	(30.4)%

Gross profit	384.3	315.1	33.6%	35.1%	69.2	22.0%
Gross margin	33.6%	35.1%
Selling, general and administrative expenses	136.6	113.7	11.9%	12.6%	(22.9)	(20.1)%

Operating income	247.7	201.4	21.7%	22.5%	46.3	23.0%

Operating margin	21.7%	22.5%
Other income (expense)	(42.6)	0.8	3.7%	nm	(43.4)	nm

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	205.1	202.2	17.9%	22.5%	2.9	1.4%
Provision for income taxes	78.5	78.4	6.9%	8.7%	(0.1)	(0.1)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operations and noncontrolling minority interest	126.6	123.8	11.1%	13.8%	2.8	2.3%
Equity in earnings (losses) of unconsolidated entity, discontinued operations and noncontrolling interest	(1.3)	1.5	nm	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$125.3	$125.3	11.0%	14.0%	$0.0	0.0%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$1.31	$1.30

     Processing and Services Revenues
     Processing and services revenues increased $246.1 million, or 27.4%, during the first six months of 2009 when compared to the first six months of 2008. The increase was primarily driven by growth in our default services operations resulting from increased demand for our services that support the default life cycle. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as incremental revenues from our acquisition of FNRES, totaling $17.0 million, also contributed to revenue growth during the current year.
     Cost of Revenues
     Cost of revenues increased $176.9 million, or 30.4%, during the first six months of 2009 when compared to the first six months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 64.9% during the first six months of 2008 to 66.4% in the same period of 2009. The increase was primarily due to a change in revenue mix resulting from growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations. Additionally, the increase was due to the acquisition of FNRES in February 2009, which contributed revenues totaling $17.0 million during the first six months of 2009 but was neutral to our operating income. These increases were partially offset by margin expansion in our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment.
     Gross Profit
     Gross profit was $384.3 million and $315.1 million during the first six months of 2009 and 2008, respectively. Gross margin was 33.6% and 35.1% during the first six months of 2009 and 2008, respectively. The decline in gross margin during the first six months of 2009 when compared to the first six months of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $22.9 million, or 20.1%, during the first six months of 2009 when compared to the first six months of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues were

11.9 % and 12.6% during the first six months of 2009 and 2008, respectively. The increase in selling, general and administrative expenses is primarily due to a $6.8 million charge recognized during the first six months of 2009 related to the recent retirement of three LPS directors, incremental public company costs incurred since our spin-off from FIS as well as higher stock compensation and other incentive related costs.
     Operating Income
     Operating income increased $46.3 million, or 23.0%, during the first six months of 2009 when compared to the first six months of 2008. Operating margin declined from 22.5% during the first six months of 2008 to 21.7% in the first six months of 2009, as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. Other income (expense) was $(42.6) million and $0.8 million during the first six months of 2009 and 2008, respectively. The change during the first six months of 2009 when compared to the first six months of 2008 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense totaled $43.5 million during the first six months of 2009.
     Income Taxes
     Income taxes totaled $78.5 million and $78.4 million during the first six months of 2009 and 2008, respectively. The effective tax rate was 38.3% and 38.8% during the first six months of 2009 and 2008, respectively.
     Equity in Earnings (Losses) of Unconsolidated Entity, Discontinued Operations and Noncontrolling Minority Interest
     Equity in earnings (losses) of unconsolidated entity, discontinued operations and noncontrolling minority interest was $(1.3) million and $1.5 million during the first six months of 2009 and 2008, respectively. The decrease during the first six months of 2009 when compared to the first six months of 2008 was primarily due to sale of IPEX, our 1031 property exchange business, which was disposed of in February 2009 and has been reclassified as a discontinued operation for all periods presented.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings totaled $125.3 million during the first six months of 2009 and 2008, respectively. Net earnings per diluted share was $1.31 and $1.30, respectively, during the first six months of 2009 and 2008.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

Six months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$331.8	$277.6	100.0%	100.0%	$54.2	19.5%
Cost of revenues	189.4	155.5	57.1%	56.0%	(33.9)	(21.8)%

Gross profit	142.4	122.1	42.9%	44.0%	20.3	16.6%
Gross margin	42.9%	44.0%
Selling, general and administrative expenses	33.9	33.7	10.2%	12.2%	(0.2)	(0.6)%

Operating income	$108.5	$88.4	32.7%	31.8%	$20.1	22.7%

Operating margin	32.7%	31.8%
     Processing and Services Revenues
     Processing and services revenues increased $54.2 million, or 19.5%, during the first six months of 2009 when compared to the first six months of 2008. The increase during the first six months of 2009 was driven by the acquisition of FNRES in February 2009 which contributed $17.0 million to our 2009 revenue growth, growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loss mitigation programs, higher project and professional services revenues and continued demand for our Desktop application and applied analytics services.

     Cost of Revenues
     Cost of revenues increased $33.9 million, or 21.8%, during the first six months of 2009 when compared to the first six months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 56.0% during the first six months of 2008 to 57.1% in the first six months of 2009. The increase was primarily due to the acquisition of FNRES in February 2009, which contributed revenues totaling $17.0 million during the first six months of 2009 but was neutral to our operating income. The impact of the FNRES acquisition was partially offset by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, and higher project and professional services revenues, all of which contribute higher margins.
     Gross Profit
     Gross profit was $142.4 million and $122.1 million during the first six months of 2009 and 2008, respectively. Gross margin was 42.9% and 44.0% during the first six months of 2009 and 2008, respectively. The decline in gross margin during the first six months of 2009 when compared to the first six months of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses of $33.9 million during the first six months of 2009 were relatively flat when compared to $33.7 million during the first six months of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 12.2% during the first six months of 2008 to 10.2% during the first six months of 2009 due to continued leverage of our existing overhead infrastructure.
     Operating Income
     Operating income increased $20.1 million, or 22.7%, during the first six months of 2009 when compared to the first six months of 2008. Operating margin increased from 31.8% during the first six months of 2008 to 32.7% in the first six months of 2009, as a result of the factors described above.
Segment Results of Operations — Loan Transaction Services — Unaudited

Six months ended June 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%
Processing and services revenues	$822.6	$626.4	100.0%	100.0%	$196.2	31.3%
Cost of revenues	580.3	433.5	70.5%	69.2%	(146.8)	(33.9)%

Gross profit	242.3	192.9	29.5%	30.8%	49.4	25.6%
Gross margin	29.5%	30.8%
Selling, general and administrative expenses	54.4	52.5	6.6%	8.4%	(1.9)	(3.6)%

Operating income	$187.9	$140.4	22.8%	22.4%	$47.5	33.8%

Operating margin	22.8%	22.4%
     Processing and Services Revenues
     Processing and services revenues increased $196.2 million, or 31.3%, during the first six months of 2009 when compared to the first six months of 2008. The increase during the first six months of 2009 was primarily driven by growth in our default management services due to strong market growth and continued market share gains. Additionally, our loan facilitation services also grew during the current year period due to increased refinance activities resulting from the lower interest rate environment, partially offset by a decrease in our appraisal and tax outsourcing services.

     Cost of Revenues
     Cost of revenues increased $146.8 million, or 33.9%, during the first six months of 2009 when compared to the first six months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 69.2% during the first six months of 2008 to 70.5% in the first six months of 2009. The increase during the first six months of 2009 was primarily due to the growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Profit
     Gross profit was $242.3 million and $192.9 million during the first six months of 2009 and 2008, respectively. Gross margin was 29.5% and 30.8% during the first six months of 2009 and 2008, respectively. The decline in gross margin during the first six months of 2009 when compared to the first six months of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $1.9 million, or 3.6%, during the first six months of 2009 when compared to the first six months of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 8.4% during the first six months of 2008 to 6.6% during the first six months of 2009 due to continued leverage of our overhead infrastructure.
     Operating Income
     Operating income increased $47.5 million, or 33.8%, during the first six months of 2009 when compared to the first six months of 2008. Operating margin increased from 22.4% during the first six months of 2008 to 22.8% in the first six months of 2009, as a result of the factors described above.
Segment Results of Operations — Corporate and Other — Unaudited
     Corporate overhead costs, including stock compensation expense and other operations that are not included in our operating segments, are included in Corporate and Other. Net expenses for this segment were $48.7 million and $27.3 million during the first six months of 2009 and 2008, respectively. The increase in net corporate expenses in the first six months of 2009 as compared to the first six months of 2008 is primarily due to a charge recognized during the first six months of 2009 related to the recent retirement of three directors, as well as from incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs. Stock related compensation costs were $13.3 million and $9.1 million during the first six months of 2009 and 2008, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At June 30, 2009, we had cash on hand of $62.2 million and debt of $1,408.1 million, including current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.
     We intend to pay quarterly cash dividends to our stockholders of $0.10 per common share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law. On July 28, 2009, we announced our regular quarterly dividend of $0.10 per common share, payable on September 29, 2009 to shareholders of record as of close of business on September 15, 2009. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reducing debt, and repurchasing our stock.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. The plan is effective through June 30, 2010. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the second quarter, we did not repurchase any of our common stock or senior notes under the plan. As of June 30, 2009, we had $75.0 million of authorized repurchases available. Since July 1, 2009, under the plan we repurchased 182,730 shares of our stock for $5.9 million, at an average price of $32.25 per share.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $204.3 million and $136.7 million during the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by operating activities during the first six months of 2009 when compared to 2008 was primarily due to an increase in revenues and the related increase in payables, due to higher volumes and increased processing time, and an increase in accrued liabilities, relating to increased tax accruals during the second quarter.
Investing Activities
     Investing cash flows consist primarily of capital expenditures and the acquisition of title plants, as well as the net cash flows associated with our acquisition and divestiture activities. Cash used in investing activities was approximately $106.8 million and $40.6 million during the six months ended June 30, 2009 and 2008, respectively. The increase in cash used in investing activities during the first six months of 2009 when compared to 2008 was primarily related to the disposition of our IPEX operation in exchange for the remaining 61% of the equity interest in FNRES, the acquisition of Verification Bureau and the increase in the level of capital expenditures.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $48.4 million and $25.1 million on capital expenditures during the six months ended June 30, 2009 and 2008, respectively.
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
     Cash used in financing activities was approximately $161.2 million and $117.0 million during the six months ended June 30, 2009 and 2008, respectively. The cash used in financing activities during the first six months of 2008 was entirely related to net distributions to FIS that occurred prior to the spin-off. The increase in cash used in financing activities during the first six months of 2009 when compared to 2008 was primarily due to debt service payments made during the current year under our new debt facilities resulting from our spin-off from FIS, as well as from payment of shareholder dividends, partially offset by the termination of the cash sweep arrangements with FIS following our spin-off from FIS.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at June 30,

2009; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $525.0 million was outstanding at June 30, 2009; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $504.9 million was outstanding at June 30, 2009. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
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
Interest Rate Swaps
     See note 6 to the notes to consolidated financial statements for a detailed description of our interest rate swaps.
Contractual Obligations
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on March 17, 2009. However, during the first six months of 2009 we paid a portion of our long-term debt principal that was due after June 30, 2009 in the amount of $70.0 million.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $189.4 million.
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

     We are a highly leveraged company, with approximately $1,408.1 million in long-term debt outstanding as of June 30, 2009. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed the foregoing sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2009, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis is based solely on the principal amount of such debt as of June 30, 2009 and does not take into account any changes that may take place in the next 12 months in the amount of our outstanding debt or in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense, after we calculate the impact of our interest rate swaps, by approximately $3.4 million.
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

     National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits: Barton v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 10, 2008; Gentilcore v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 11, 2008; Martinez v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Southern District of California on March 18, 2008; Swick v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 19, 2008; Davis v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California, Western Division, on March 20, 2008; Pepe v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 21, 2008; Kornbluth v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Lamb v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Blackwell v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on April 11, 2008; Magana v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 4, 2008; Moynihan v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 10, 2008; Romero v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on July 14, 2008; and Doolittle, Susan v. National Insurance of New York, Inc. et al., filed in the U.S. District for the Northern District of California on July 25, 2008. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss were filed in each consolidated action. The California action was dismissed with leave to amend and a Second Amended Complaint was filed in the California action on July 6, 2009. A decision on the Motions to dismiss the New Jersey action is pending.
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
Item 1A. Risk Factors
     Efforts by the government, financial institutions and other parties to address the troubled mortgage market and the current economic and financial environment could affect us.
     Several new pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, including the Housing and Economic Recovery Act of 2008, a piece of wide- ranging legislation aimed at assisting the troubled housing market, and the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). Of the $350 billion that remained of the TARP funds, the Treasury Secretary, in February 2009, proposed spending to address mortgage loan modifications, to expand the federal program that guarantees asset-backed securities, to set up one or more facilities to purchase distressed assets and to provide further capital injections into the banks. Earlier this year, Congress also passed the American Recovery and Reinvestment Act of 2009, a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009.At present, we are unable to predict the overall impact of these measures on our business and results of operations; while our loan origination businesses may be helped by measures that stimulate lending (if effective), our default management business could be adversely affected by those that are intended to result in fewer defaults. Additionally, some states have enacted legislation requiring the registration of appraisal management companies, and additional legislation has been proposed at the federal level. Other state legislative proposals are pending concerning the regulation of certain appraisal management practices. It is too early to predict the impact that this new legislation, if enacted, may have on our business or the results of our operations.

     There is also increasing pressure on lenders and loan servicers to implement loan modification programs to help existing borrowers to avoid foreclosure. The Federal National Mortgage Association, which we refer to as Fannie Mae, and the Federal Home Loan Mortgage Corporation, which we refer to as Freddie Mac, government-sponsored enterprises that are tasked with working with financial institutions to provide liquidity to the mortgage market, have both been placed into conservatorship. Also, as a result of TARP, the federal government has taken an equity ownership interest in a number of banks and financial institutions, and may invest in additional institutions in the future. Further, the Treasury Department recently announced additional details about its loan modification and “housing plan” — formerly the Homeowner Affordability and Stability Plan (“HASP”), now called the Making Home Affordable Plan. The loan modification proposal is now called the Home Affordable Modification Program (“HAMP”). Financial institutions have been strongly encouraged by the Administration and Congress to adopt these loan modification programs and/or other policies advocated by the federal government. We are unable to predict the extent to which banks and financial institutions may implement these policies, the form such policies may take or the impact they may have on our business and/or the results of operations.

     Finally, the sharp rise in home foreclosures experienced over the last couple of years has also resulted in investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, such as the Senate’s Permanent Subcommittee on Investigations, which is presently conducting a broad inquiry into the financial and mortgage crisis. We have participated in an interview with the PSI and responded to a subpoena for general information and documents related to the appraisal business. These inquiries may lead to greater regulation in areas such as appraisals, default management, loan closings and/or regulatory reporting. It is also possible that state and/or federal authorities may take additional action to address the current economic situation. For example, various federal and state initiatives have been proposed concerning foreclosure relief, and some states have implemented short-term moratoria to prevent the filing of additional foreclosure actions. We cannot predict the final form that any such legislation, regulation or other actions may take, when it may become effective or otherwise occur or the impact it may have on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. The plan is effective through June 30, 2010. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the second quarter, we did not repurchase any of our common stock or senior notes under the plan. As of June 30, 2009, we had $75.0 million of authorized repurchases available. Since July 1, 2009, under the plan we repurchased 182,730 shares of our stock for $5.9 million, at an average price of $32.25 per share.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 28, 2009. The results of matters submitted to a vote were as follows:
     Nominees for Class I directors to serve until the 2012 LPS Annual Meeting of Stockholders were elected by the following vote:

		Authority
	Shares Voted	to Vote
	“For”	“Withheld”
Marshall Haines	68,887,419	18,686,584
James K. Hunt	72,426,053	15,147,950
     Directors whose term of office as a director continued after the meeting are as follows: Lee A. Kennedy (Chairman), Jeffrey S. Carbiener, Alvin R. (Pete) Carpenter, John F. Farrell, Jr. and Philip G. Heasley.
     The proposal to approve the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for LPS for 2009 received the following votes:

	Votes	Percentage
Shares Voted “For”	86,211,187	98.4%
Shares Voted “Against”	609,815	0.7%
Shares Voted “Abstain”	753,001	0.9%
     The proposal to approve the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan received the following votes:

	Votes	Percentage
Shares Voted “For”	80,019,512	91.4%
Shares Voted “Against”	6,663,046	7.6%
Shares Voted “Abstain”	886,145	1.0%
     The proposal to approve the Lender Processing Services, Inc. 2008 Annual Incentive Plan received the following votes:

	Votes	Percentage
Shares Voted “For”	72,494,649	82.8%
Shares Voted “Against”	14,175,165	16.2%
Shares Voted “Abstain”	903,889	1.0%
Item 6. Exhibits
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
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