Form 10-Q
period 2009-09-30
Lender Processing Services, Inc.
filed 2009-11-16
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of October 31, 2009, 95,815,238 shares of the registrant’s common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2009
INDEX

Part I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited).
LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September	December
	30, 2009	31, 2008 (1)
	(In thousands)
ASSETS
Current assets:	$64,847	$125,966
Cash and cash equivalents
Trade receivables, net of allowance for doubtful accounts of $32.1 million and $27.2 million, respectively	428,373	344,848
Other receivables	4,086	17,393
Due from affiliates	—	2,713
Prepaid expenses and other current assets	24,939	22,030
Deferred income taxes, net	40,757	40,757

Total current assets	563,002	553,707

Property and equipment, net of accumulated depreciation of $142.6 million and $142.4 million, respectively	103,711	95,542
Computer software, net of accumulated amortization of $113.1 million and $87.8 million, respectively	180,064	157,539
Other intangible assets, net of accumulated amortization of $296.8 million and $273.7 million, respectively	78,656	83,489
Goodwill	1,135,153	1,091,056
Other non-current assets	109,105	122,300

Total assets	$2,169,691	$2,103,633

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$77,362	$145,101
Trade accounts payable	40,857	31,720
Accrued salaries and benefits	51,593	36,492
Recording and transfer tax liabilities	17,446	14,639
Due to affiliates	1,492	1,573
Other accrued liabilities	154,878	101,612
Deferred revenues	49,572	51,628

Total current liabilities	393,200	382,765

Deferred revenues	40,474	40,343
Deferred income taxes, net	30,504	36,557
Long-term debt, net of current portion	1,286,030	1,402,350
Other non-current liabilities	27,926	39,217

Total liabilities	1,778,134	1,901,232

Commitments and contingencies (note 8)
Equity:
Lender Processing Services, Inc. stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 96.8 million and 95.3 million shares issued at September 30, 2009 and December 31, 2008, respectively	10	9
Additional paid-in capital	157,103	111,849
Retained earnings	265,645	93,540
Accumulated other comprehensive loss	(9,617)	(13,667)
Treasury stock $0.0001 par value; 884,734 and 19,870 shares at September 30, 2009 and December 31, 2008, respectively, at cost	(27,712)	(582)

Total Lender Processing Services, Inc. stockholders’ equity	385,429	191,149
Noncontrolling minority interest	6,128	11,252

Total equity	391,557	202,401

Total liabilities and equity	$2,169,691	$2,103,633

(1)	Derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(In thousands, except per share data)
Processing and services revenues (note 3)	$619,427	$466,762	$1,762,415	$1,363,669
Cost of revenues (note 3)	409,113	300,560	1,167,829	882,410

Gross profit	210,314	166,202	594,586	481,259
Selling, general, and administrative expenses (note 3)	66,671	57,909	203,280	171,577

Operating income	143,643	108,293	391,306	309,682
Other income (expense):
Interest income	283	476	1,249	1,039
Interest expense	(21,195)	(24,565)	(64,734)	(24,621)
Other expense, net	(203)	(5)	(217)	277

Total other income (expense)	(21,115)	(24,094)	(63,702)	(23,305)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	122,528	84,199	327,604	286,377
Provision for income taxes	46,867	32,669	125,308	111,114

Earnings from continuing operations before equity in losses of unconsolidated entity	75,661	51,530	202,296	175,263
Equity in losses of unconsolidated entity	—	(1,484)	(37)	(3,854)

Earnings from continuing operations	75,661	50,046	202,259	171,409
Discontinued operation, net of tax	—	1,565	(504)	6,203

Net earnings	75,661	51,611	201,755	177,612
Net income attributable to noncontrolling minority interest	(119)	(330)	(927)	(1,053)

Net earnings attributable to Lender Processing Services, Inc.	$75,542	$51,281	$200,828	$176,559

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$75,542	$49,716	$201,332	$170,356
Discontinued operation, net of tax	—	1,565	(504)	6,203

Net earnings	$75,542	$51,281	$200,828	$176,559

Net earnings per share — basic from continuing operations	$0.79	$0.52	$2.11	$1.78
Net earnings per share — basic from discontinued operation	—	0.02	—	0.07

Net earnings per share — basic	$0.79	$0.54	$2.11	$1.85

Weighted average shares outstanding — basic (1)	95,996	94,667	95,557	95,551

Net earnings per share — diluted from continuing operations	$0.78	$0.52	$2.09	$1.77
Net earnings per share — diluted from discontinued operation	—	0.02	—	0.07

Net earnings per share — diluted	$0.78	$0.54	$2.09	$1.84

Weighted average shares outstanding — diluted (1)	96,399	95,223	95,941	95,963

(1)	Weighted average shares outstanding data for the three and nine months ended September 30, 2008 is reflected on a pro forma basis (as discussed in note 4).
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$75,542	$51,281	$200,828	$176,559
Other comprehensive earnings:
Unrealized gain (loss) on other investments, net of tax	158	(111)	188	139
Unrealized gain (loss) on interest rate swaps, net of tax	1,034	(104)	3,862	(104)

Other comprehensive earnings	1,192	(215)	4,050	35

Comprehensive earnings attributable to Lender Processing Services, Inc.	$76,734	$51,066	$204,878	$176,594

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Unaudited)

	Lender Processing Services, Inc. Stockholders’ Equity
			Additional		Accumulated Other			Noncontrolling
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Minority	Total
	Shares	Stock	Capital	Earnings	Earnings (Loss)	Shares	Stock	Interest	Equity
					(In thousands)
Balances, December 31, 2008	95,284	$9	$111,849	$93,540	$(13,667)	(20)	$(582)	$11,252	$202,401
Net distribution to FIS	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	200,828	—	—	—	—	200,828
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	927	927
Acquisition of noncontrolling minority interest	—	—	3,451	—	—	—	—	(6,051)	(2,600)
Dividends paid (1)	—	—	—	(28,723)	—	—	—	—	(28,723)
Exercise of stock options and restricted stock vesting	1,545	1	19,248	—	—	(565)	(17,247)	—	2,002
Tax benefit associated with equity compensation	—	—	2,625	—	—	—	—	—	2,625
Stock-based compensation	—	—	20,364	—	—	—	—	—	20,364
Treasury stock repurchases	—	—	—	—	—	(300)	(9,883)	—	(9,883)
Unrealized gain on investments, net	—	—	—	—	188	—	—	—	188
Unrealized gain on interest rate swaps, net	—	—	—	—	3,862	—	—	—	3,862

Balances, September 30, 2009	96,829	$10	$157,103	$265,645	$(9,617)	(885)	$(27,712)	$6,128	$391,557

(1)	Dividends were paid at $0.10 per common share on March 10, June 10 and September 11, 2009.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$200,828	$176,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,623	68,395
Amortization of debt issuance costs	3,968	1,509
Gain on sale of discontinued operation	(2,574)	—
Deferred income taxes, net	(651)	3,968
Stock-based compensation	20,364	14,910
Tax benefit associated with equity compensation	(2,625)	(512)
Equity in losses of unconsolidated entity	37	3,854
Noncontrolling minority interest	927	1,053
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(76,642)	(84,167)
Other receivables	13,321	(7,612)
Prepaid expenses and other assets	(7,798)	4,676
Deferred revenues	(2,922)	5,342
Accounts payable and other liabilities	76,281	59,317

Net cash provided by operating activities	295,137	247,292

Cash flows from investing activities:
Additions to property and equipment	(24,896)	(14,657)
Additions to capitalized software	(42,966)	(23,685)
Acquisition of title plants	(14,319)	—
Acquisitions, net of cash acquired	(16,403)	(15,488)
Proceeds from sale of discontinued operation, net of cash distributed	(32,638)	—

Net cash used in investing activities	(131,222)	(53,830)

Cash flows from financing activities:
Borrowings	—	25,700
Debt service payments	(180,455)	(61,993)
Capitalized debt issuance costs	—	(24,882)
Stock options exercised	2,002	1,433
Tax benefit associated with equity compensation	2,625	512
Dividends paid	(28,723)	(9,526)
Treasury stock repurchases	(9,883)	—
Bond repurchases	(8,000)	—
Acquisition of noncontrolling minority interest	(2,600)	—
Net distributions to FIS	—	(114,855)

Net cash used in financing activities	(225,034)	(183,611)

Net (decrease) increase in cash and cash equivalents	(61,119)	9,851
Cash and cash equivalents, beginning of period	125,966	39,566

Cash and cash equivalents, end of period	$64,847	$49,417

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,882	$15,543

Cash paid for taxes	$107,709	$720

Non-cash contribution of stock compensation by FIS	$—	$9,120

Non-cash redistribution of assets to FIS	$434	$(4,537)

Non-cash exchange of FIS note	$—	$(1,585,000)

Non-cash consideration received from sale of discontinued operation	$40,310	$—

Non-cash consideration issued in acquisition of business	$(5,162)	$—

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
(2) Fair Value
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes the following fair value hierarchy:
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
     As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
     The following table sets forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis, as of September 30, 2009:

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$64.8	$64.8	$—	$—	$64.8
Long-term debt (note 6)	Liability	1,363.4	381.6	988.9	—	1,370.5
Interest rate swaps (note 6)	Liability	16.9	—	16.9	—	16.9
(3) Related Party Transactions
     We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as executive Chairman of the board of directors of FNF and served as executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley, along with Daniel D. (Ron) Lane and Cary H. Thompson, who also serve as directors of FNF, retired from our Board of Directors on March 15, 2009. Accordingly, for periods subsequent to March 15, 2009, FNF is not a related party. Lee A. Kennedy, who is an executive and a director of FIS, has served on our Board of Directors since May 2008 and has served as Chairman of our Board since March 15, 2009 and as executive Chairman since September 15, 2009. Therefore, FIS is a related party of the Company.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time, and have other agreements under which we incur other expenses to, or receive revenues from, FIS and FNF. A summary of these agreements in effect as of September 30, 2009 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF and its subsidiaries. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in the aggregate, are equal to at least 87% of the total title premium from title policies that we place with subsidiaries of FNF. The commissions we earn are subject to adjustment based on changes in FNF’s provision for claim losses, but under no circumstances are the commissions less than 87%. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.
     A detail of related party items included in revenues for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009(1)	2008	2009(1)	2008
Title agency commissions	$—	$56.8	$74.8	$123.6
Software development revenue	—	13.7	13.4	41.8
Other data related services	—	2.6	3.4	9.7

Total revenues	$—	$73.1	$91.6	$175.1

(1)	Does not include revenues received from FNF under these agreements subsequent to March 15, 2009, as FNF ceased to be a related party of the Company on that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.
•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days prior written notice. The title production services agreement can be terminated by either party upon 30 days prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF has provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V,” which is leased by FNF and is located on the Company’s corporate headquarters campus. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V, together with furniture and furnishings. In addition, the Company’s financials include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters campus and property management services for FNF for Building V.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     A detail of related party items included in expenses for the three and nine months ended September 30, 2009 and 2008 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009(1)	2008	2009(1)	2008
Title plant information expense (2)	$—	$1.9	$4.1	$6.6
Corporate services (3)	0.4	3.6	7.0	31.2
Licensing, leasing and cost sharing agreements (3)	(0.7)	(1.0)	(2.6)	(7.0)

Total expenses	$(0.3)	$4.5	$8.5	$30.8

(1)	Does not include expense reimbursements paid to FNF under these agreements subsequent to March 15, 2009, as FNF ceased to be a related party of the Company on that date. We continue to incur expenses from contracts that were entered into while FNF was a related party.

(2)	Included in cost of revenues.

(3)	Included in selling, general, and administrative expenses.
     We believe the amounts earned from or charged by FNF or FIS under each of the foregoing service arrangements are fair and reasonable. We believe that the aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF are priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.

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
(4) Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are generally computed in accordance with FASB ASC Topic 260, Earnings Per Share, using the treasury stock method. The following table summarizes the earnings per share for the three and nine months ending September 30, 2009 and 2008 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations	$75,542	$49,716	$201,332	$170,356
Discontinued operation	—	1,565	(504)	6,203

Net earnings	$75,542	$51,281	$200,828	$176,559

Weighted average shares outstanding — basic (1)	95,996	94,667	95,557	95,551
Plus: Common stock equivalent shares	403	556	384	412

Weighted average shares outstanding — diluted (1)	96,399	95,223	95,941	95,963

Net earnings per share — basic from continuing operations	$0.79	$0.52	$2.11	$1.78
Net earnings per share — basic from discontinued operation	—	0.02	—	0.07

Net earnings per share — basic	$0.79	$0.54	$2.11	$1.85

Net earnings per share — diluted from continuing operations	$0.78	$0.52	$2.09	$1.77
Net earnings per share — diluted from discontinued operation	—	0.02	—	0.07

Net earnings per share — diluted	$0.78	$0.54	$2.09	$1.84

(1)	Due to the nature and timing of the spin-off, the number of outstanding shares issued in the initial formation and capitalization of the Company were the only shares outstanding prior to the spin-off. As such, weighted average shares outstanding — basic for the three and nine months ended September 30, 2008 was calculated assuming the shares issued by LPS on July 2, 2008 had been issued on January 1, 2008. Weighted average shares outstanding — diluted for the three months ended September 30, 2008 was calculated assuming the number of dilutive common stock equivalents converted into stock options and awards of our common stock on July 2, 2008 had been converted on January 1, 2008. Weighted average shares outstanding — diluted for the nine months ended September 30, 2008 was calculated as the average of the weighted average shares outstanding — diluted for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008.
     For the three and nine months ended September 30, 2009, options to purchase approximately 6.4 million shares and 5.9 million shares, respectively, of our common stock were not included in the computation of diluted earnings per share because they were antidilutive.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. The plan is effective through June 30, 2010. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the third quarter, we repurchased 300,430 shares of our stock for $9.9 million, at an average price of $32.88 per share, and $8.0 million face value of our senior notes for $8.2 million. As of September 30, 2009, we had $56.9 million of authorized repurchases available, of which $41.8

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
million can be used to repurchase our senior notes. Since October 1, 2009, we have repurchased 317,347 shares of our stock for $12.9 million, at an average price of $40.55 per share.
(5) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired during the first nine months of 2009 and the year ended December 31, 2008 are included in the consolidated financial statements from and after the date of acquisition. Businesses acquired by FIS prior to June 20, 2008 and included in our results of operations were contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2008 through September 30, 2009 was not significant individually or in the aggregate to our historical financial results.
Tax Verification Bureau, Inc.
     On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). As a result of the transaction, we recognized a contingent consideration liability totaling $2.8 million and a deferred tax liability totaling $3.1 million. The acquisition has resulted in the recognition of $12.8 million of goodwill and $7.7 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. In accordance with the provisions of ASC 820, the valuation of Verification Bureau was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Verification Bureau is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and fraud solutions capabilities.
FNRES Holdings, Inc.
     On December 31, 2006, FNF contributed $52.5 million to FNRES, an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. IPEX was previously part of the Loan Transaction Services segment and it provided qualified exchange intermediary services for our customers who sought to engage in qualified exchanges under Section 1031 of the Internal Revenue Code. The exchange resulted in FNRES, which we subsequently renamed LPS Real Estate Group, Inc., becoming our wholly-owned subsidiary.
     In accordance with FASB ASC Topic 205, Presentation of Financial Statements, the net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings for the nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008.
     FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included in discontinued operation in our consolidated statements of earnings for the nine months ended September 30, 2009. In accordance with the provisions of ASC 820, the valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.4 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. FNRES contributed revenues of $10.0 million and $27.0 million for the three and nine months ended September 30, 2009, respectively, and pre-tax loss of $0.2 million and $0.3 million for the three and nine months ended September 30, 2009. IPEX contributed revenues of $0.3 million during the nine months ended September 30, 2009, and $5.9 million and $22.1 million for the three and nine months ended September 30, 2008, respectively, and pre-tax (loss) profit of $(0.7) million during the nine months ended September 30, 2009, and $2.5 million and $10.1 million for the three and nine months ended September 30, 2008, respectively.
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
McDash Analytics, LLC
     In May 2008, we acquired McDash Analytics, LLC for $15.5 million (net of cash acquired). As a result of the transaction, we have paid contingent consideration totaling $6.4 million, and recognized an additional contingent consideration liability totaling $9.0 million, which is reflected in the accompanying consolidated balance sheet in other accrued liabilities as of September 30, 2009. The acquisition has resulted in the recognition of $26.0 million of goodwill and $4.4 million of other intangible assets and software.
(6) Long-Term Debt
     Long-term debt as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Term A Loan, secured, interest payable at LIBOR plus 2.25% (2.50% at September 30, 2009), quarterly principal amortization, maturing July 2013	$490,000	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.75% at September 30, 2009), quarterly principal amortization, maturing July 2014	503,625	507,450
Revolving Loan, secured, interest payable at LIBOR plus 2.25% (Eurocurrency Borrowings), Fed-funds plus 2.25% (Swingline Borrowings) or Prime plus 1.25% (Base Rate Borrowings) (2.50%, 2.32% or 4.50%, respectively, at September 30, 2009), maturing July 2013. Total of $138.8 million unused (net of outstanding letters of credit) as of September 30, 2009	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	375,000
Other promissory notes with various interest rates and maturities	2,767	1

	1,363,392	1,547,451
Less current portion	(77,362)	(145,101)

Long-term debt, excluding current portion	$1,286,030	$1,402,350

     The fair value of the Company’s long-term debt at September 30, 2009 is estimated to be approximately 101% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on March 17, 2009. However, during the first nine months of 2009 we paid a portion of our long-term debt principal that was due after September 30, 2009 in the amount of $70.0 million.
Interest Rate Swaps
     We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our Term Loans from variable to fixed. The interest rate swap transactions expire during 2010. We have designated these interest rate swaps as cash flow hedges in accordance with FASB ASC Topic 815, Derivatives and Hedging. The estimated fair value of these cash flow hedges resulted in a liability of $16.9 million (of which $9.2 million was current) and $23.3 million (of which none was current) as of September 30, 2009 and December 31, 2008, respectively, which is included in the accompanying consolidated balance sheets. The current portion of the liability is included in other accrued liabilities and the non-current portion of the liability is included in other non-current liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. In accordance with the provisions of ASC 820, the inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings are as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate swap contract	$3.3	$0.8	$8.5	$0.8

	Amount of Loss Reclassified from
	Accumulated OCE into Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Location Of Loss Reclassified from Accumulated OCE into Income	2009	2008	2009	2008
Interest expense	$(5.0)	$(0.6)	$(14.9)	$(0.6)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2009, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.
(7) Income Taxes
     Reserves for uncertain tax positions are computed in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2009, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. None of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.

•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of FASB ASC Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend each of these matters, and we do not believe that the ultimate disposition of these lawsuits will have a material adverse impact on our financial position.
National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss were filed in each consolidated action. The California action was dismissed with leave to amend and a Second Amended Complaint was filed in the California action on July 6, 2009. On August 19, 2009, a Joint Motion to Dismiss the Second Amended Complaint was filed and, on August 31, 2009, the District Court in California dismissed the allegations against National Title Insurance of New York, Inc. with prejudice. To date, no appeal of that ruling has been filed. On October 5, 2009, the Motion to Dismiss the New Jersey action was granted without prejudice. The District Court in New Jersey granted plaintiffs leave to amend the Complaint within 30 days.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests or civil investigative subpoenas. We attempt to cooperate with all such inquiries. We do not expect that any such inquiries will have a material adverse effect on our financial condition or our ability to operate our businesses.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $126.8 million.
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Post spin-off
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14.0  million share-based awards to officers, directors and key employees. As of September 30, 2009, 4.8 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
     The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $7.1 million and $20.4 million for the three and nine months ended September 30, 2009, respectively, and $5.8 million and $14.9 million for the three and nine months ended September 30, 2008, respectively. The related income tax benefit was $1.3 million and $2.6 million for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $0.5 million for the three and nine months ended September 30, 2008, respectively. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
     During the three and nine months ended September 30, 2009, $1.3 million and $2.8 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.
     As of September 30, 2009, the Company had $49.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.53 years.
Options
     The following table summarizes stock option activity under the Plan during the nine months ended September 30, 2009:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding as of December 31, 2008	6,761,115	$31.16
Granted during the first nine months of 2009	1,934,400	28.42
Exercised during the first nine months of 2009 (1)	(1,074,006)	17.92
Cancelled during the first nine months of 2009	(598,819)	35.29

Outstanding as of September 30, 2009	7,022,690	$32.08

(1)	The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was $13.8 million.
     The fair value of options granted on May 14, 2009 (the “May Grant”) and August 20, 2009 (the “August Grant”) was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rate of 1.9% and 2.4% for the May Grant and the August Grant, respectively, corresponds to the rate in effect for the expected term of the option at the grant date. The volatility factor for the expected market price of the common stock was 35% for both the May Grant and the August Grant based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. The expected dividend yield was 1.4% and 1.2% for the May Grant and the August Grant, respectively, based on the Company’s most recent dividend to the grant date. A weighted average expected life of 5 years was used for both the May Grant and the August Grant based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The weighted average fair value of each option granted was $8.30 and $10.50 for the May Grant and the August Grant, respectively.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of September 30, 2009:

		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted	Intrinsic		Average	Weighted	Intrinsic
			Remaining	Average	Value at		Remaining	Average	Value at
Range of		Number of	Contractual	Exercise	September 30,	Number of	Contractual	Exercise	September 30,
Exercise Prices		Options	Life	Price	2009	Options	Life	Price	2009
					(In thousands)				(In thousands)
$0.00	$13.67	355,254	4.62	$12.04	$7,554	308,835	4.49	$11.79	$6,643
13.68	20.00	128,567	2.87	19.47	1,777	128,567	2.87	19.47	1,777
20.01	25.00	13,590	2.13	22.78	143	13,590	2.13	22.78	143
25.01	29.02	2,022,251	6.39	28.33	10,051	102,851	6.39	27.58	588
29.03	33.30	22,552	5.35	32.30	23	18,262	5.44	32.28	19
33.31	35.00	1,914,359	5.27	34.57	—	856,764	5.27	34.56	—
35.01	36.00	529,099	5.23	35.17	—	305,066	5.23	35.17	—
36.01	37.00	373,072	4.21	36.20	—	344,854	4.21	36.17	—
37.01	38.00	1,663,946	5.22	37.20	—	666,266	5.22	37.20	—
$0.00	$38.00	7,022,690	5.44	$32.08	$19,548	2,745,055	4.95	$31.87	$9,170
     As of September 30, 2009, the number of shares covered by options that are vested and expected to vest, based on an estimated attrition rate, total approximately 6.9 million, have a weighted average remaining contractual life of 5.44 years, a weighted average exercise price of $32.08 and an intrinsic value of $19.2 million.
Restricted Stock
     On August 13, 2008, we granted 0.4 million shares of restricted stock with a weighted average grant date fair value of $34.58 per share. During 2009, we granted 0.5 million shares of restricted stock with a weighted average grant date fair value range of $28.37 to $34.18 per share. As a result of these grants, as well as the conversion of FIS restricted stock into LPS restricted stock at the date of spin-off, approximately 0.7 million shares of LPS restricted stock awards were outstanding as of September 30, 2009.
(10) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended September 30, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$186,286	$440,480	$(7,339)	$619,427
Cost of revenues	105,651	311,230	(7,768)	409,113

Gross profit	80,635	129,250	429	210,314
Selling, general and administrative expenses	18,256	27,665	20,750	66,671

Operating income	$62,379	$101,585	$(20,321)	$143,643

Depreciation and amortization	$17,595	$5,295	$2,154	$25,044

Balance sheet data:
Total assets	$1,156,535	$807,616	$205,540	$2,169,691

Goodwill	$758,081	$377,072	$—	$1,135,153

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
     As of and for the three months ended September 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$138,964	$329,473	$(1,675)	$466,762
Cost of revenues	73,980	228,283	(1,703)	300,560

Gross profit	64,984	101,190	28	166,202
Selling, general and administrative expenses	15,790	26,487	15,632	57,909

Operating income	$49,194	$74,703	$(15,604)	$108,293

Depreciation and amortization	$15,229	$6,651	$1,920	$23,800

Balance sheet data (including discontinued operation):
Total assets	$1,096,573	$775,505	$177,907	$2,049,985

Goodwill	$697,226	$389,380	$—	$1,086,606

     As of and for the nine months ended September 30, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$518,054	$1,263,047	$(18,686)	$1,762,415
Cost of revenues	295,043	891,515	(18,729)	1,167,829

Gross profit	223,011	371,532	43	594,586
Selling, general and administrative expenses	52,146	82,088	69,046	203,280

Operating income	$170,865	$289,444	$(69,003)	$391,306

Depreciation and amortization	$51,411	$15,029	$6,178	$72,618

     As of and for the nine months ended September 30, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$416,532	$955,851	$(8,714)	$1,363,669
Cost of revenues	229,487	661,789	(8,866)	882,410

Gross profit	187,045	294,062	152	481,259
Selling, general and administrative expenses	49,519	78,985	43,073	171,577

Operating income	$137,526	$215,077	$(42,921)	$309,682

Depreciation and amortization	$45,215	$18,104	$5,014	$68,333

(11) Subsequent Events
     In accordance with FASB ASC Topic 855, Subsequent Events, subsequent events have been evaluated through November 16, 2009, the date on which the financial statements were available to file.
NRC Rising Tide National Auction & REO Solutions, LLC
     On October 30, 2009, our subsidiary LPS Auction Solutions, LLC acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC for $3.7 million.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the elimination of existing and potential customers as a result of failures and consolidations in the banking and financial services industries; the impact of adverse changes in the level of real estate activity on demand for certain of our services; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; risks associated with our spin-off from Fidelity National Information Services, Inc., including those relating to our new stand-alone public company status and limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors,” and other sections of the Company’s Annual Report on Form 10-K that was filed on March 17, 2009, the Company’s subsequent reports on Form 10-Q and our other filings with the Securities and Exchange Commission.
Overview
     We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the three months and approximately 29% and 71%, respectively, of our revenues for the nine months ended September 30, 2009. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which processes approximately 50% of all U.S. residential mortgage loans by dollar volume. Our outsourced services include our default management services, which are used by mortgage lenders and servicers to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application, which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our advanced analytic services, which assist our customers in their loan marketing, loss mitigation and fraud prevention efforts.
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
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Due to several of these factors, the volume of refinancing transactions in particular and mortgage originations in general in the United States declined in 2006 through much of 2008 from 2005 and prior levels. In response to concerns about the economy, the Federal Reserve reduced interest rates throughout 2008, most recently in December. The target federal funds rate is now 0.0%-0.25% compared to 4.25% in December 2007. The further reduction in rates in the fourth quarter of 2008 resulted in a significant increase in our refinancing activity that commenced in December 2008 and continued through much of the first nine months of 2009, which also resulted in an improvement in margins from our loan facilitation businesses as compared to 2008.
     In addition, other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our refinancing activity. Under the Homeowner Affordability and Stability Plan (the “HASP”), a $75 billion program announced on

February 18, 2009, homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department estimates that many of the 4 to 5 million homeowners who fit this description are eligible to refinance their loans under this program.
     According to the Mortgage Bankers Association’s (the “MBA”) current mortgage finance forecast, U.S. mortgage originations (including refinancing) were approximately $1.5 trillion, $2.3 trillion and $2.7 trillion in 2008, 2007 and 2006, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $2.0 trillion mortgage origination market for 2009, which would be an increase of 30% from 2008. The MBA further forecasts that this increase will result primarily from refinance transactions.
     Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected as it earns revenues based on processing the total number of mortgage loans outstanding which tends to stay more constant.
     In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop services, as the Desktop application, at present, is primarily used in connection with default management. Currently, our default management services provide a natural hedge against the volatility of the real estate origination business and its resulting impact on our loan facilitation services. However, the same government proposed legislation aimed at mitigating the current downturn in the housing market that we expect to have a positive effect on our refinancing activity adversely affects our default management operations. For example, in addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. The Homeowner Stability Initiative under the HASP is designed to help as many as 3 to 4 million homeowners avoid foreclosure by providing affordable and sustainable mortgage loans. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. We cannot predict the final form that the HASP and other initiatives concerning foreclosure relief and loan modification programs may take, how they may be implemented, when they may become effective or the impact they may have on our default management businesses.
     Historically, some of our default management businesses, particularly our field services and asset management solutions, have had lower margins than our loan facilitation businesses due to the higher level of cost of sales associated with their operations. However, as our default volumes have increased, our margins have improved significantly on the incremental sales during the first nine months of 2008 and 2009. Because we are often not paid for our default services until completion of the foreclosure, default does not contribute as quickly to our cash flow from operations as it does to our revenues. Our trade receivables balance increased by approximately $84.2 million from December 31, 2007 to September 30, 2008 and approximately $76.6 million from December 31, 2008 to September 30, 2009, largely due to the increase in our default business.
     We have approximately $1,363.4 million in long-term debt outstanding as of September 30, 2009, of which approximately $1,062.0 million bears interest at a fixed rate ($695.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it may be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
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
     On October 30, 2009, our subsidiary LPS Auction Solutions, LLC acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC for $3.7 million.
     On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). See note 5 to the notes to consolidated financial statements for a detailed description of the transaction.
     On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as chairman of the Board and an officer of the Company. Daniel D. (Ron) Lane and Cary H. Thompson also retired from our Board on that date. Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley were elected to our Board of Directors effective as of March 15, 2009 to fill the vacancies created by the retirement of Messrs. Foley, Lane and Thompson. In addition, Lee A. Kennedy was elected Chairman of our Board effective as of March 15, 2009, and became our executive Chairman effective September 15, 2009. On April 22, 2009, our Board of Directors adopted a resolution increasing the size of our Board of Directors to seven, and elected Alvin R. (Pete) Carpenter to serve on our Board.
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES Holdings, Inc. (“FNRES”), which we subsequently renamed LPS Real Estate Group, Inc., from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). See note 5 to the notes to consolidated financial statements for a detailed description of the transaction.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on March 17, 2009.
Recent Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance eliminating the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a fiscal year or applied retrospectively to the beginning of a fiscal year. Management is currently evaluating the impact of the new guidance, but does not believe it will materially affect the Company’s statements of financial condition or operations.
     In June 2009, the FASB issued guidance identifying the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. Effective July 1, 2009, we adopted the new guidance. The adoption of the new guidance did not materially affect the Company’s statements of financial condition or operations.
     In May 2009, the FASB issued guidance defining and establishing the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. Effective June 30, 2009, we adopted the new guidance. The adoption of the new guidance did not materially affect the Company’s statements of financial condition or operations. The Company has evaluated subsequent events through November 16, 2009, the date on which the financial statements were available to file.
     In December 2007, the FASB issued guidance requiring (a) that noncontrolling interests (sometimes called minority interests) be reported as a component of shareholders’ equity on the balance sheet, (b) that the amount of net income attributable to the parent and to the noncontrolling interests be separately identified and presented in the consolidated statement of operations, (c) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (d) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Effective January 1, 2009, we adopted the new guidance. The adoption of the new guidance affected the presentation of noncontrolling interests in the Company’s consolidated financial statements.
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
Factors Affecting Comparability
     The consolidated financial statements included in this report that present our financial condition and operating results reflect the following significant transactions:
•	On July 2, 2008, FIS exchanged 100% of our debt obligations, which consisted of $1,210.0 million under bank credit facilities and senior notes in an aggregate principal amount of $375.0 million, for a like amount of FIS’s existing term loans issued under its credit agreement dated as of January 18, 2007. Additionally, on July 2, 2008, we borrowed $25.7 million under a revolving credit facility. Prior to July 2, 2008 we had an insignificant amount of interest expense.
     As a result of the above transactions, the results of operations in the periods covered by the consolidated financial statements may not be directly comparable.

Comparisons of three months ended September 30, 2009 and 2008
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Three months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$619.4	$466.8	100.0%	100.0%	$152.6	32.7%
Cost of revenues	409.1	300.6	66.0%	64.4%	(108.5)	(36.1)%

Gross profit	210.3	166.2	34.0%	35.6%	44.1	26.5%
Gross margin	34.0%	35.6%
Selling, general and administrative expenses	66.7	57.9	10.8%	12.4%	(8.8)	(15.2)%

Operating income	143.6	108.3	23.2%	23.2%	35.3	32.6%

Operating margin	23.2%	23.2%
Other income (expense)	(21.1)	(24.1)	3.4%	5.2%	3.0	12.4%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	122.5	84.2	19.8%	18.0%	38.3	45.5%
Provision for income taxes	46.9	32.7	7.6%	7.0%	(14.2)	(43.4)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	75.6	51.5	12.2%	11.0%	24.1	46.8%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	(0.1)	(0.2)	nm	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$75.5	$51.3	12.2%	11.0%	$24.2	47.2%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$0.78	$0.54

nm	= not meaningful
     Processing and Services Revenues
     Processing and services revenues increased $152.6 million, or 32.7%, during the third quarter of 2009 when compared to the third quarter of 2008. The increase was primarily driven by growth in our Loan Transaction Services segment resulting from increased demand for our services that support the default life cycle as well as from growth in our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the quarter, higher loan transaction fees from our customers’ loss mitigation efforts and growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as the incremental revenues from our acquisition of FNRES, totaling $10.0 million, also contributed to revenue growth during the current year quarter.
     Cost of Revenues
     Cost of revenues increased $108.5 million, or 36.1%, during the third quarter of 2009 when compared to the third quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 64.4% during the third quarter of 2008 to 66.0% in the same period of 2009. The increase was primarily due to a change in revenue mix as the growth in certain of our default services operations, particularly our field services and asset management solutions, which have a higher cost of revenue associated with their operations, which was partially offset by margin expansion in loan facilitation services due to increased refinance activities.
     Gross Profit
     Gross profit was $210.3 million and $166.2 million during the third quarter of 2009 and 2008, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 34.0% and 35.6% during the third quarter of 2009 and 2008, respectively. The decline in gross margin during the third quarter of 2009 when compared to the third quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $8.8 million, or 15.2%, during the third quarter of 2009 when compared to the third quarter of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.8% and 12.4% during the third quarter of 2009 and 2008, respectively. The increase in selling, general and administrative expenses was primarily due to higher stock compensation and other incentive related costs driven by our operating performance.
     Operating Income
     Operating income increased $35.3 million, or 32.6%, during the third quarter of 2009 when compared to the third quarter of 2008. Operating income as a percentage of processing and services revenues (“operating margin”) was flat during the third quarter of 2008 compared to the third quarter of 2009 at 23.2%, as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. The net expense was $21.1 million and $24.1 million during the third quarter of 2009 and 2008, respectively. The change during the third quarter of 2009 when compared to the third quarter of 2008 was primarily due to a decrease in interest expense resulting from lower interest rates and principal balances. Interest expense was $21.2 million and $24.6 million during the third quarter of 2009 and 2008, respectively.
     Income Taxes
     Income taxes were $46.9 million and $32.7 million during the third quarter of 2009 and 2008, respectively. The effective tax rate was 38.3% and 38.8% during the third quarter of 2009 and 2008, respectively.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest was $(0.1) million and $(0.2) million during the third quarter of 2009 and 2008, respectively.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $75.5 million and $51.3 million during the third quarter of 2009 and 2008, respectively. Net earnings per diluted share totaled $0.78 and $0.54 during the third quarter of 2009 and 2008, respectively. The increase during the third quarter of 2009 when compared to the third quarter of 2008 was a result of the factors described above.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

Three months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$186.3	$139.0	100.0%	100.0%	$47.3	34.0%
Cost of revenues	105.6	74.0	56.7%	53.2%	(31.6)	(42.7)%

Gross profit	80.7	65.0	43.3%	46.8%	15.7	24.2%
Gross margin	43.3%	46.8%
Selling, general and administrative expenses	18.3	15.8	9.8%	11.4%	(2.5)	(15.8)%

Operating income	$62.4	$49.2	33.5%	35.4%	$13.2	26.8%

Operating margin	33.5%	35.4%
     Processing and Services Revenues
     Processing and services revenues increased $47.3 million, or 34.0%, during the third quarter of 2009 when compared to the third quarter of 2008. The increase during the third quarter of 2009 was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the quarter, higher loan transaction fees from our customers’ loss mitigation efforts and growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as the incremental revenues from our acquisition of FNRES, totaling $10.0 million, also contributed to revenue growth during the current year quarter.
     Cost of Revenues
     Cost of revenues increased $31.6 million, or 42.7%, during the third quarter of 2009 when compared to the third quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 53.2% during the third quarter of 2008 to 56.7% in the third quarter of 2009. The increase was primarily due to the acquisition of FNRES in February 2009, which was neutral to our operating income.
     Gross Profit
     Gross profit was $80.7 million and $65.0 million during the third quarter of 2009 and 2008, respectively. Gross margin was 43.3% and 46.8% during the third quarter of 2009 and 2008, respectively. The decline in gross margin during the third quarter of 2009 when compared to the third quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $18.3 million and $15.8 million during the third quarter of 2009 and 2008, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 11.4% during the third quarter of 2008 to 9.8% in the third quarter of 2009 as the revenue growth was driven primarily by data and professional service activities which resulted in minimal incremental overhead costs.
     Operating Income
     Operating income increased $13.2 million, or 26.8%, during the third quarter of 2009 when compared to the third quarter of 2008. Operating margin decreased from 35.4% during the third quarter of 2008 to 33.5% in the third quarter of 2009 as a result of the factors described above.
Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$440.5	$329.5	100.0%	100.0%	$111.0	33.7%
Cost of revenues	311.2	228.3	70.6%	69.3%	(82.9)	(36.3)%

Gross profit	129.3	101.2	29.4%	30.7%	28.1	27.8%
Gross margin	29.4%	30.7%
Selling, general and administrative expenses	27.7	26.5	6.3%	8.0%	(1.2)	(4.5)%

Operating income	$101.6	$74.7	23.1%	22.7%	$26.9	36.0%

Operating margin	23.1%	22.7%
     Processing and Services Revenues
     Processing and services revenues increased $111.0 million, or 33.7%, during the third quarter of 2009 when compared to the third quarter of 2008. The increase during the third quarter of 2009 was primarily driven by growth in our default management services due to strong market growth and continued market share gains. Additionally, our loan facilitation services, which include our front-end loan origination related services, also grew during the current year quarter due to increased refinance activities resulting from the lower interest rate environment.
     Cost of Revenues
     Cost of revenues increased $82.9 million, or 36.3%, during the third quarter of 2009 when compared to the third quarter of 2008. Cost of revenues as a percentage of processing and services revenues increased from 69.3% during the third quarter of 2008 to 70.6% in the third quarter of 2009. The increase during the third quarter of 2009 was primarily due to the growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Profit
     Gross profit was $129.3 million and $101.2 million during the third quarter of 2009 and 2008, respectively. Gross margin was 29.4% and 30.7% during the third quarter of 2009 and 2008, respectively. The decline in gross margin during the third quarter of 2009 when compared to the third quarter of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $27.7 million and $26.5 million during the third quarter of 2009 and 2008, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 8.0% during the third quarter of 2008 to 6.3% in the third quarter of 2009 as the revenue growth resulted in minimal incremental overhead costs.
     Operating Income
     Operating income increased $26.9 million, or 36.0%, during the third quarter of 2009 when compared to the third quarter of 2008. Operating margin increased from 22.7% during the third quarter of 2008 to 23.1% in the third quarter of 2009 as a result of the factors described above.
Segment Results of Operations — Corporate and Other — Unaudited
     Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments, are included in Corporate and Other. Net expenses for this segment were $20.3 million and $15.6 million during the third quarter of 2009 and 2008, respectively. The increase in net corporate expenses in the third quarter of 2009 as compared to the third quarter of 2008 was primarily due to higher stock compensation and other incentive related costs. Stock related compensation costs totaled $7.1 million and $5.8 million during the third quarter of 2009 and 2008, respectively.

Comparisons of nine months ended September 30, 2009 and 2008
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Nine months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$1,762.4	$1,363.7	100.0%	100.0%	$398.7	29.2. %
Cost of revenues	1,167.8	882.4	66.3%	64.7%	(285.4)	(32.3)%

Gross profit	594.6	481.3	33.7%	35.3%	113.3	23.5%
Gross margin	33.7%	35.3%
Selling, general and administrative expenses	203.3	171.6	11.5%	12.6%	(31.7)	(18.5)%

Operating income	391.3	309.7	22.2%	22.7%	81.6	26.3%

Operating margin	22.2%	22.7%
Other income (expense)	(63.7)	(23.3)	3.6%	1.7%	(40.4)	(173.4)%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	327.6	286.4	18.6%	21.0%	41.2	14.4%
Provision for income taxes	125.3	111.1	7.1%	8.1%	(14.2)	(12.8)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	202.3	175.3	11.5%	12.9%	27.0	15.4%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling interest	(1.5)	1.3	nm	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$200.8	$176.6	11.4%	13.0%	$24.2	13.7%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$2.09	$1.84

nm	= not meaningful
     Processing and Services Revenues
     Processing and services revenues increased $398.7 million, or 29.2%, during the first nine months of 2009 when compared to the first nine months of 2008. The increase was primarily driven by growth in our Loan Transaction Services segment resulting from increased demand for our services that support the default life cycle as well as from growth in our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts and growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as incremental revenues from our acquisition of FNRES, totaling $27.0 million, also contributed to revenue growth during the current year.
     Cost of Revenues
     Cost of revenues increased $285.4 million, or 32.3%, during the first nine months of 2009 when compared to the first nine months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 64.7% during the first nine months of 2008 to 66.3% in the same period of 2009. The increase was primarily due to a change in revenue mix resulting from growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations. Additionally, the increase was due to the acquisition of FNRES in February 2009, which was neutral to our operating income. These increases were partially offset by margin expansion in our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment.
     Gross Profit
     Gross profit was $594.6 million and $481.3 million during the first nine months of 2009 and 2008, respectively. Gross margin was 33.7% and 35.3% during the first nine months of 2009 and 2008, respectively. The decline in gross margin during the first nine months of 2009 when compared to the first nine months of 2008 was a result of the factors described above.

     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $31.7 million, or 18.5%, during the first nine months of 2009 when compared to the first nine months of 2008. Selling, general and administrative expenses as a percentage of processing and services revenues were 11.5% and 12.6% during the first nine months of 2009 and 2008, respectively. The increase in selling, general and administrative expenses was primarily due to a $6.8 million charge recognized during the first nine months of 2009 related to the retirement of three LPS directors, incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs.
     Operating Income
     Operating income increased $81.6 million, or 26.3%, during the first nine months of 2009 when compared to the first nine months of 2008. Operating margin declined from 22.7% during the first nine months of 2008 to 22.2% in the first nine months of 2009, as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. The net expense was $63.7 million and $23.3 million during the first nine months of 2009 and 2008, respectively. The change during the first nine months of 2009 when compared to the first nine months of 2008 was primarily due to two additional quarters of interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense totaled $64.7 million and $24.6 million during the first nine months of 2009 and 2008, respectively.
     Income Taxes
     Income taxes totaled $125.3 million and $111.1 million during the first nine months of 2009 and 2008, respectively. The effective tax rate was 38.3% and 38.8% during the first nine months of 2009 and 2008, respectively.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest was $(1.5) million and $1.3 million during the first nine months of 2009 and 2008, respectively. The decrease during the first nine months of 2009 when compared to the first nine months of 2008 was primarily due to the sale of IPEX, our 1031 property exchange business, which was disposed of in February 2009 and has been reclassified as a discontinued operation for all periods presented.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings totaled $200.8 million and $176.6 million during the first nine months of 2009 and 2008, respectively. Net earnings per diluted share was $2.09 and $1.84, respectively, during the first nine months of 2009 and 2008.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

Nine months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$518.1	$416.6	100.0%	100.0%	$101.5	24.4%
Cost of revenues	295.0	229.5	56.9%	55.1%	(65.5)	(28.5)%

Gross profit	223.1	187.1	43.1%	44.9%	36.0	19.2%
Gross margin	43.1%	44.9%
Selling, general and administrative expenses	52.2	49.5	10.1%	11.9%	(2.7)	(5.5)%

Operating income	$170.9	$137.6	33.0%	33.0%	$33.3	24.2%

Operating margin	33.0%	33.0%

     Processing and Services Revenues
     Processing and services revenues increased $101.5 million, or 24.4%, during the first nine months of 2009 when compared to the first nine months of 2008. The increase during the first nine months of 2009 was driven by the acquisition of FNRES in February 2009 which contributed $27.0 million to our 2009 revenue growth, growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loss mitigation programs, higher project and professional services revenues and continued demand for our Desktop application and applied analytics services.
     Cost of Revenues
     Cost of revenues increased $65.5 million, or 28.5%, during the first nine months of 2009 when compared to the first nine months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 55.1% during the first nine months of 2008 to 56.9% in the first nine months of 2009. The increase was primarily due to the acquisition of FNRES in February 2009, which was neutral to our operating income. The impact of the FNRES acquisition was partially offset by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, and higher project and professional services revenues, all of which contribute higher margins.
     Gross Profit
     Gross profit was $223.1 million and $187.1 million during the first nine months of 2009 and 2008, respectively. Gross margin was 43.1% and 44.9% during the first nine months of 2009 and 2008, respectively. The decline in gross margin during the first nine months of 2009 when compared to the first nine months of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $2.7 million, or 5.5%, during the first nine months of 2009 when compared to the first nine months of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 11.9% during the first nine months of 2008 to 10.1% during the first nine months of 2009 due to continued leverage of our existing overhead infrastructure.
     Operating Income
     Operating income increased $33.3 million, or 24.2%, during the first nine months of 2009 when compared to the first nine months of 2008. Operating margin was flat during the first nine months of 2008 compared to the first nine months of 2009 as a result of the factors described above.
Segment Results of Operations — Loan Transaction Services — Unaudited

Nine months ended September 30,			As a % of Revenue		Variance 2009 vs. 2008
(in millions)	2009	2008	2009	2008	$	%

Processing and services revenues	$1,263.1	$955.9	100.0%	100.0%	$307.2	32.1%
Cost of revenues	891.5	661.8	70.6%	69.2%	(229.7)	(34.7)%

Gross profit	371.6	294.1	29.4%	30.8%	77.5	26.4%
Gross margin	29.4%	30.8%
Selling, general and administrative expenses	82.1	79.0	6.5%	8.3%	(3.1)	(3.9)%

Operating income	$289.5	$215.1	22.9%	22.5%	$74.4	34.6%

Operating margin	22.9%	22.5%
     Processing and Services Revenues
     Processing and services revenues increased $307.2 million, or 32.1%, during the first nine months of 2009 when compared to the first nine months of 2008. The increase during the first nine months of 2009 was primarily driven by growth in our default management services due to strong market growth and continued market share gains. Additionally, our loan facilitation services also grew during the current year period due to increased refinance activities resulting from the lower interest rate environment, partially offset by a decrease in our appraisal and tax outsourcing services.

     Cost of Revenues
     Cost of revenues increased $229.7 million, or 34.7%, during the first nine months of 2009 when compared to the first nine months of 2008. Cost of revenues as a percentage of processing and services revenues increased from 69.2% during the first nine months of 2008 to 70.6% in the first nine months of 2009. The increase during the first nine months of 2009 was primarily due to growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.
     Gross Profit
     Gross profit was $371.6 million and $294.1 million during the first nine months of 2009 and 2008, respectively. Gross margin was 29.4% and 30.8% during the first nine months of 2009 and 2008, respectively. The decline in gross margin during the first nine months of 2009 when compared to the first nine months of 2008 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $3.1 million, or 3.9%, during the first nine months of 2009 when compared to the first nine months of 2008. However, selling, general and administrative expenses as a percentage of processing and services revenues decreased from 8.3% during the first nine months of 2008 to 6.5% during the first nine months of 2009 due to continued leverage of our overhead infrastructure.
     Operating Income
     Operating income increased $74.4 million, or 34.6%, during the first nine months of 2009 when compared to the first nine months of 2008. Operating margin increased from 22.5% during the first nine months of 2008 to 22.9% in the first nine months of 2009, as a result of the factors described above.
Segment Results of Operations — Corporate and Other — Unaudited
     Corporate overhead costs, including stock compensation expense and other operations that are not included in our operating segments, are included in Corporate and Other. Net expenses for this segment were $69.0 million and $42.9 million during the first nine months of 2009 and 2008, respectively. The increase in net corporate expenses in the first nine months of 2009 as compared to the first nine months of 2008 was primarily due to a charge recognized during the first nine months of 2009 related to the retirement of three directors, as well as from incremental public company costs incurred since our spin-off from FIS and higher stock compensation and other incentive related costs. Stock related compensation costs were $20.4 million and $14.9 million during the first nine months of 2009 and 2008, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.
     At September 30, 2009, we had cash on hand of $64.8 million and debt of $1,363.4 million, including current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.
     We intend to pay quarterly cash dividends to our stockholders of $0.10 per common share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law. On October 21, 2009, we announced our regular quarterly dividend of $0.10 per common share, payable on December 23, 2009 to shareholders of record as of close of business on December 9, 2009. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.

     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. The plan is effective through June 30, 2010. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the third quarter, we repurchased 300,430 shares of our stock for $9.9 million, at an average price of $32.88 per share, and $8.0 million face value of our senior notes for $8.2 million. As of September 30, 2009, we had $56.9 million of authorized repurchases available, of which $41.8 million can be used to repurchase our senior notes. Since October 1, 2009, we repurchased 317,347 shares of our stock for $12.9 million, at an average price of $40.55 per share.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $295.1 million and $247.3 million during the nine months ended September 30, 2009 and 2008, respectively. The increase in cash provided by operating activities during the first nine months of 2009 when compared to 2008 was primarily due to an increase in revenues and the resulting impact on working capital.
Investing Activities
     Investing cash flows consist primarily of capital expenditures and the acquisition of title plants, as well as the net cash flows associated with our acquisition and divestiture activities. Cash used in investing activities was approximately $131.2 million and $53.8 million during the nine months ended September 30, 2009 and 2008, respectively. The increase in cash used in investing activities during the first nine months of 2009 when compared to 2008 was primarily related to the disposition of our IPEX operation in exchange for the remaining 61% of the equity interest in FNRES, the acquisition of Verification Bureau and the increase in the level of capital expenditures.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $67.9 million and $38.3 million on capital expenditures during the nine months ended September 30, 2009 and 2008, respectively.
Financing Activities
     Cash used in financing activities was approximately $225.0 million and $183.6 million during the nine months ended September 30, 2009 and 2008, respectively. The cash used in financing activities during the first nine months of 2008 was primarily related to net distributions to FIS that occurred prior to the spin-off, as well as debt service payments and debt issuance costs that occurred during the third quarter of 2008 under our new debt facilities resulting from our spin-off from FIS. The increase in cash used in financing activities during the first nine months of 2009 when compared to 2008 was primarily due to revolver borrowings in 2008, two additional quarters of debt service payments and shareholder dividends in 2009, and repurchases of treasury stock and our senior notes, partially offset by debt issuance costs.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at September 30, 2009; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $490.0 million was outstanding at September 30, 2009; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $503.6 million was outstanding at September 30, 2009. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans.

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
     The obligations under the Credit Agreement are jointly and severally, unconditionally guaranteed by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all of our respective assets as collateral security for the obligations under the Credit Agreement and our respective guarantees.
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
     We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder’s Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. During the third quarter, we repurchased $8.0 million face value of the Notes for $8.2 million.
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
Contractual Obligations
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on March 17, 2009. However, during the first nine months of 2009 we paid a portion of our long-term debt principal that was due after September 30, 2009 in the amount of $70.0 million.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we have ongoing programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $126.8 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
     Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market accounts and time deposits.
     We are a highly leveraged company, with approximately $1,363.4 million in long-term debt outstanding as of September 30, 2009. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2009, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis is based on the principal amount of such debt as of September 30, 2009 and takes into account scheduled changes that will take place in the next 12 months in the amount of our outstanding debt and in the notional amount of outstanding interest rate swaps in respect of our debt. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for an entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense, after we calculate the impact of our interest rate swaps, by approximately $3.8 million.

Item 4.	Controls and Procedures.
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
Part II: OTHER INFORMATION

Item 1.	Legal Proceedings.
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.
•	In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. None of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial.
•	For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. We review these matters on an ongoing basis and follow the provisions of FASB ASC Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.
•	We intend to vigorously defend each of these matters, and we do not believe that the ultimate disposition of these lawsuits will have a material adverse impact on our financial position.
National Title Insurance of New York, Inc. Litigation
     One of our subsidiaries, National Title Insurance of New York, Inc., has been named in thirteen putative class action lawsuits: Barton v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 10, 2008; Gentilcore v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on March 11, 2008; Martinez v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Southern District of California on March 18, 2008; Swick v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 19, 2008; Davis v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California, Western Division, on March 20, 2008; Pepe v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 21, 2008; Kornbluth v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Lamb v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the District of New Jersey on March 24, 2008; Blackwell v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on April 11, 2008; Magana v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 4, 2008; Moynihan v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Central District of California on June 10, 2008; Romero v. National Title Insurance of New York, Inc. et al., filed in the U.S. District Court for the Northern District of California on July 14, 2008; and Doolittle, Susan v. National Insurance of New York, Inc. et al., filed in the U.S. District for the Northern District of California on July 25, 2008. The complaints in these lawsuits are substantially similar and allege that the title insurance underwriters named as defendants, including National Title Insurance of New York, Inc., engaged in illegal price fixing as well as market allocation and division that resulted in higher title insurance prices for consumers. The complaints seek treble damages in an amount to be proved at trial and an injunction against the defendants from engaging in any anti-competitive practices under the Sherman Antitrust Act and various state statutes. A motion was filed before the Multidistrict Litigation Panel to consolidate and/or coordinate these actions in the United States District Court in the Southern District of New York. However, that motion was denied. Accordingly, the cases have been consolidated before one district court judge in each of California and New

Jersey and scheduled for the filing of consolidated complaints and motion practice. Motions to dismiss were filed in each consolidated action. The California action was dismissed with leave to amend and a Second Amended Complaint was filed in the California action on July 6, 2009. On August 19, 2009, a Joint Motion to Dismiss the Second Amended Complaint was filed and, on August 31, 2009, the District Court in California dismissed the allegations against National Title Insurance of New York, Inc. with prejudice. To date, no appeal of that ruling has been filed. On October 5, 2009, the Motion to Dismiss the New Jersey action was granted without prejudice. The District Court in New Jersey granted plaintiffs leave to amend the Complaint within 30 days.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests or civil investigative subpoenas. We attempt to cooperate with all such inquiries. We do not expect that any such inquiries will have a material adverse effect on our financial condition or our ability to operate our businesses.

Item 1A.	Risk Factors.
     Efforts by the government, financial institutions and other parties to address the troubled mortgage market and the current economic and financial environment could affect us.
     Several new pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, including the Housing and Economic Recovery Act of 2008, a piece of wide- ranging legislation aimed at assisting the troubled housing market, and the Emergency Economic Stabilization Act of 2008, which provides broad discretion to the Secretary of the Department of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions (“TARP”). Of the $350 billion that remained of the TARP funds, the Treasury Secretary, in February 2009, proposed spending to address mortgage loan modifications, to expand the federal program that guarantees asset-backed securities, to set up one or more facilities to purchase distressed assets and to provide further capital injections into the banks. Earlier this year, Congress also passed the American Recovery and Reinvestment Act of 2009, a $787 billion stimulus package, that provides an array of types of relief for homebuyers, such as an $8,000 tax credit that would be available to first-time homebuyers for the purchase of a principal residence on or after January 1, 2009 and before December 1, 2009. At present, we are unable to predict the overall impact of these measures on our business and results of operations. While our loan origination businesses may be helped by measures that stimulate lending (if effective), our default management business could be adversely affected by those that are intended to result in fewer defaults. Additionally, some states have enacted legislation requiring the registration of appraisal management companies, and additional legislation has been proposed at the federal level. Other state legislative proposals are pending concerning the regulation of certain appraisal management practices. It is too early to predict the impact that this new legislation, if enacted, may have on our business or the results of our operations.
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
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million can be used to repurchase our senior notes. The plan is effective through June 30, 2010. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
     The following table summarizes our repurchase activity as of September 30, 2009:

			Total Number of	Approximate Dollar Value (in
	Total Number of	Average Price	Shares Purchased as Part	millions) of Shares that May Yet Be
Period	Shares Purchased	Paid per Share	of Publicly Announced Plans	Purchased Under the Plans (1)
July 1 to July 31, 2009	—	$—	—	$75.0
August 1 to August 31, 2009	300,430	$32.88	300,430	$56.9 (2)
September 1 to September 30, 2009	—	$—	—	$56.9 (2)

Total	300,430		300,430

(1)	As of the last day of the respective month.

(2)	Amount also reflects the repurchase of approximately $8.0 million face value of our senior notes for $8.2 million in August.

Item 6.	Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
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