Form 10-K
period 2009-12-31
Lender Processing Services, Inc.
filed 2010-02-23
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,647,315,044 based on the closing sale price of $27.77 on June 30, 2009 as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 95,478,752 as of January 31, 2010.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for its 2010 annual meeting of shareholders, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

LENDER PROCESSING SERVICES, INC.
2009 FORM 10-K ANNUAL REPORT

i

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; all references to “former FIS” are to Fidelity National Information Services, Inc., a Delaware corporation, and its subsidiaries, prior to the merger of Certegy, Inc. and former FIS; all references to “old FNF” are to Fidelity National Financial, Inc., a Delaware corporation that owned a majority of former FIS’s shares through November 9, 2006; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.), formerly a subsidiary of old FNF but now a stand-alone company.

PART I

Item 1.	Business.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the year ended December 31, 2009. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions to national lenders and loan servicers.

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

Information about Reporting Segments

We offer a suite of solutions across the mortgage continuum, including technology applications, data, analytics, loan facilitation services and default management services. Our two reportable segments are Technology, Data and Analytics and Loan Transaction Services. We provide our solutions to many of the top 50 U.S. banks, as well as a number of other financial institutions, mortgage lenders and mortgage loan servicers, attorneys, trustees and real estate professionals.

In our Technology, Data and Analytics segment, our principal technology solutions are applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology solutions primarily consist of mortgage processing and workflow management. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from mortgage processing are generally based on the number of mortgages processed on our software. The number of mortgages processed includes both new mortgages and existing mortgages that have been originated in prior years and are still on the books of our lending customers. Our other technology solutions include our Desktop application, which at present is deployed primarily to customers utilizing our default management services, but has broader applications in the areas of process management, invoice management and document management. We generally earn revenues from our Desktop application on a per transaction basis. Our data and analytics offerings primarily consist of our alternative valuation services, real estate and mortgage data, fraud detection solutions, modeling and forecasting and analytical tools. For 2009, the Technology, Data and Analytics segment produced $707.5 million, or approximately 30%, of our consolidated revenues.

Our Loan Transaction Services segment consists principally of our loan facilitation services and our default management services. Our loan facilitation services consist primarily of settlement services, such as title agency and closing services, traditional appraisals and appraisal management services and other origination and real estate-related services. Each of these services is provided through a centralized delivery channel in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property. Our default management services, including title, posting and publication, property preservation, asset management, REO auction services and administrative support are provided to attorneys, trustees, national lenders and loan servicers to enable them to better manage some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process. Our revenues from our Loan Transaction Services segment in 2009 were $1,684.6 million, or approximately 70%, of our consolidated revenues.

In 2009, 2008 and 2007, all of our revenues were from sources within the U.S. and Puerto Rico.

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

Technology.  We sell the most widely used mortgage loan servicing platform in the U.S., which offers a comprehensive set of mortgage servicing functions within a single system. We also offer our Desktop application, which is a middleware workflow management application that we have deployed to automate workflow specific to our customers’ requirements. The primary applications and services of our technology businesses include:

•	MSP. Our mortgage servicing platform, or MSP, is an application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP serves as the core application through which our bank customers keep the primary records of their mortgage loans, and as a result is an important part of the bank’s underlying processing infrastructure. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans, equity lines of credit and daily simple interest loans. We expanded our capabilities on our MSP platform to include processing home equity lines of credit, or HELOCs. Traditionally, the software systems that many banks use to process HELOCs are based on credit card systems, and we believe, as a result, are less robust than MSP in addressing these real estate loans in areas such as loss mitigation, escrow tracking and regulatory reporting. We believe the banking industry is now beginning to realize that it needs better processing systems for HELOCs than most banks currently employ.

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

•	Desktop. We have developed a web-based workflow information system, which we refer to as Desktop. The Desktop application can be used for managing and automating a wide range of different workflow processes. It can also be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple users access to key data needed for various types of monitoring and process management. We originally developed Desktop for use in our default management businesses, although we are expanding its capabilities to handle a wide range of other processes. The Desktop application enables our customers to seamlessly manage different processes through a single application and thus reduces our customers’ processing time and application maintenance costs.

•	Other software applications. We offer various software applications and services that facilitate the origination of mortgage loans in the U.S. For example, we offer a loan origination software system, known as Empower!, which is used by banks, savings & loans and mortgage bankers to automate the loan origination process. Empower! provides seamless credit bureau access and interfaces with MSP, automated underwriting systems used by Freddie Mac and Fannie Mae and various vendors providing settlement services. We also offer a software system, known as SoftPro, which is a real estate closing and title insurance production application used to create the appropriate forms necessary for the closing of residential and commercial real estate transactions in the U.S. We also offer RealEC, which is the leading collaborative vendor network for the mortgage industry. The RealEC network enables lenders and their business partners to electronically connect, collaborate and automate their business processes and to electronically order and route settlement services, resulting in the elimination of paper, manual processing and other obstacles in the origination and servicing of mortgage loans.

We build all of our technology platforms to be scalable, highly secure, flexible, standards-based, and web connected. Standards and web connectivity ensure that our products are easy to use for our customers. Further, we can bring solutions to market quickly due to investments that we have made in integrating our technology.

Data and analytics.  In addition to our technology applications, this segment provides data and analytics solutions that are used in different steps in the life cycle of a mortgage. Our primary data and analytics services are:

•	Alternative valuation services. In recent years, the increasing availability of reliable information related to real estate and real estate transactions has encouraged lenders and other real estate professionals to use alternatives to traditional appraisals for both loan origination and loss mitigation efforts. We offer our customers a broad range of property valuation services beyond the traditional appraisals offered by our Loan Transaction Services segment that allow them to match their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, broker price opinions, collateral risk scores, appraisal review services and valuation reconciliation services. To deliver these services, we utilize artificial intelligence software, detailed real estate statistical analysis, and modified physical property inspections.

•	Data and information. We acquire and aggregate real estate property and loan data on a national level and make such data available to our customers in a single database with a standard, normalized format. We also offer a number of value added services that enable our customers to utilize this data to assess risk, determine property values, track market performance, generate leads and mitigate risk. Our customers include lenders, realtors, investors, mortgage brokers, title companies, direct marketers and appraisers.

•	Fraud detection. We provide our customers with automated verification solutions. These services assist our customers to combat mortgage fraud and manage risk by quickly verifying applicant income and identity against Internal Revenue Service and Social Security Administration databases. We also provide employment verification services.

•	Advanced analytic and capital markets services. We offer advanced analytic tools that enable our customers to take proactive steps with respect to their loan portfolios. For example, we provide prepayment and default propensity tools as well as due diligence and property valuation services in connection with the marketing and sale of loan portfolios in the secondary market. Our due diligence services consist of a review of a loan pool’s data files for accuracy and completeness, analysis of the physical loan files to determine compliance with internal underwriting guidelines and various regulatory disclosure requirements, and the preparation and presentation of reports reflecting our findings.

The following table sets forth our revenues for the last three years from our mortgage processing services and other services in this segment (in millions):

	2009	2008	2007

Mortgage processing	$387.9	$334.2	$339.6
Other Technology, Data and Analytics	319.6	231.5	230.5

Total segment revenues	$707.5	$565.7	$570.1

Loan Transaction Services

Our Loan Transaction Services segment offers customized outsourced business process and information solutions. We work with our customers to set specific parameters regarding the services they require, and where practicable, provide a single point of contact with us for these services no matter where the property is located.

Loan facilitation services.  This segment includes the following services:

•	Settlement services. We offer centralized title agency and closing services to our financial institution clients. Our title agency services include conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property, verifying the amount of prorated expenses and arranging for the issuance of a title insurance policy by a title insurance underwriter. Our closing management services include preparing checks, deeds and affidavits and recording appropriate documents in connection with the closing. We maintain a network of independent closing agents that are trained to close loans in accordance with the lender’s instructions, and a network of independent notaries who are available to promptly assist with the closing.

•	Appraisal services. This segment provides traditional appraisals, as opposed to the alternative property valuations our Technology, Data and Analytics segment offers. Traditional property appraisals involve labor intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods, and typically take weeks to complete. We have developed processes and technologies that allow our lender customers to outsource their appraisal management function to us and we provide our customers with access to a nationwide network of independent, fully licensed appraisers. Our traditional appraisal services are typically provided in connection with first mortgages.

•	Other origination services. We offer lenders real estate tax information and federal flood zone certifications in connection with the origination of new mortgage loans. We also offer monitoring services that will notify a lender of any change in flood zone status during the life of a loan.

We frequently customize our loan facilitation services to meet the specific requirements of our customers. For example, we have developed an automated process that enables selected customers to offer special lending programs to their customers, such as expedited refinance transactions. This process includes an automated title search, which ultimately permits us to deliver our services in a substantially shorter period of time compared to the delivery of traditional services in the industry.

Default management services.  In addition to loan facilitation services, our Loan Transaction Services segment offers default management services. These services allow our customers to efficiently manage the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. We offer a full spectrum of services relating to the management of defaulted loans, from initial property inspection through the eventual disposition of our customer’s asset.

•	Foreclosure services. As our lender and servicing customers proceed toward the foreclosure of properties securing defaulted loans, we provide services that facilitate completing the foreclosure process. For example, we offer lenders, servicers and attorneys certain administrative and support services in connection with managing foreclosures. We also offer comprehensive posting and publication of foreclosure and auction notices, and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure. We also provide due diligence and research services and various other title services in connection with the foreclosure process.

•	Property inspection and preservation services. At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. For example, through a nationwide network of independent inspectors, we provide inspection services, including daily reports on vacant properties, occupancy inspections and disaster and insurance inspections. We also offer a national network of independent contractors to perform property preservation and maintenance services, such as lock changes, window replacement, lawn service and debris removal.

•	Asset management, default title and settlement services. After a property has been foreclosed, we provide services that aid our customers in managing their real estate owned, or REO, properties, including title services and property preservation field services. We also offer a variety of title and settlement services relating to the lender’s ownership and eventual sale of REO properties. Finally, we offer nationwide advisory and management services, as well as a comprehensive REO auction solution, to facilitate a lender’s REO sales.

Similar to our loan facilitation services, in our default management services, we work with our customers to identify specific parameters regarding the services they require and to provide a single point of contact for these services. Based on a customer’s needs, our services can be provided individually or, more commonly, as part of a solution that integrates one or more of the services with our technology applications, such as the Desktop.

The following table sets forth our revenues for the last three years from our loan facilitation and default management services in this segment (in millions):

	2009	2008	2007

Loan facilitation services	$547.3	$431.7	$600.9
Default management services	1,137.3	851.8	473.0

Total segment revenues	$1,684.6	$1,283.5	$1,073.9

Corporate

In addition to our two reporting segments, we also have a corporate segment, which includes costs and expenses not allocated to other segments as well as certain smaller investments and operations.

Customers

We have numerous customers in each category of service that we offer across the mortgage continuum. A significant focus of our marketing efforts is on the top 50 U.S. banks, although we also provide our services to a number of other financial institutions, mortgage lenders, mortgage loan servicers, attorneys, trustees and real estate professionals.

Our most significant customer relationships tend to be long-term in nature and we typically provide an extensive number of services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers. For example, in 2009, our two largest customers, Wells Fargo Bank, N.A. (“Wells Fargo”) and JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), each accounted for more than 10% of our aggregate revenue and more than 10% of the revenue from each of our Technology, Data and Analytics and Loan Transaction Services segments, and our five largest customers accounted for approximately 44.0% of our aggregate revenue and approximately 39.2% and 45.4% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. However, these revenues in each case are spread across a range of services, and are subject to multiple separate contracts. Although the diversity of our services provided to each of these customers reduces the risk that we would lose all of the revenues associated with any of these customers, a significant deterioration in our relationships with or the loss of any one or more of these customers could have a significant impact on our results of operations. See “Risk Factors — If we were to lose any of our largest customers, our results of operations could be significantly affected.”

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

As part of the Office of the Enterprise operations, we engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. This enterprise approach benefits our clients in the following ways:

•	Our clients are better able to leverage the strength of all of our solutions. When lenders are introduced to our enterprise sales approach, they are able to take advantage of streamlined processes to increase efficiencies, which reduce their internal costs, shorten cycle times and, most importantly, create a better customer experience.

•	By offering a centralized point of contact at an executive level, combined with access to subject matter experts across the business lines, we are able to reduce confusion among our clients and more effectively communicate the power of our solutions.

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

With respect to our mortgage servicing platform, we principally compete with our customers’ internal technology departments. MSP is a leading mortgage processing software in the U.S., and processes approximately 50% of all U.S. residential mortgage loans by dollar volume.

Our Desktop application, which is a workflow information system that can be used to manage a range of different workflow processes, is currently the leading mortgage default management application in the U.S. We compete primarily with our customers’ in-house technology departments for this type of business.

In our Data and Analytics businesses, we primarily compete with First American Corporation/Corelogic, in-house capabilities and certain niche providers. Recently, the national credit bureaus have also begun providing competitive fraud detection offerings.

For the businesses that comprise our Loan Transaction Services segment, key competitive factors include quality of the service, convenience, speed of delivery, customer service and price. Our title and closing services businesses principally compete with large national title insurance underwriters. Our appraisal services businesses principally compete with First American Corporation, Fidelity National Financial, Inc. and small independent appraisal providers, as well as our customers’ in-house appraisers. Due to a lack of publicly available information as to the national market for these services, we are unable to determine our overall competitive position in the national marketplace with respect to our loan facilitation services businesses. Our default management services businesses principally compete with in-house services performed directly by our customers and, to a lesser extent, other third party vendors that offer similar applications and services. Based in part on the range and quality of default management services we offer and our focus on technology and customer service, our default management business has grown significantly and we believe we are now one of the largest mortgage default management services providers in the U.S.

Research and Development

Our research and development activities have related primarily to the design and development of our processing systems and related software applications. We expect to continue our practice of investing an appropriate level of resources to maintain, enhance and extend the functionality of our proprietary systems and existing software applications, to develop new and innovative software applications and systems in response to the needs of our customers, and to enhance the capabilities surrounding our infrastructure. We work with our customers to determine the appropriate timing and approach to introducing technology or infrastructure changes to our applications and services.

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

The Real Estate Settlement Procedures Act, or RESPA, and related regulations generally prohibit the payment or receipt of fees or any other item of value for the referral of real estate-related settlement services. RESPA also prohibits fee shares or splits or unearned fees in connection with the provision of residential real estate settlement services, such as mortgage brokerage and real estate brokerage. Notwithstanding these prohibitions, RESPA permits payments for goods furnished or for services actually performed, so long as those payments bear a reasonable relationship to the market value of the goods or services provided. RESPA and related regulations may to some extent restrict our real estate-related businesses from entering into certain preferred alliance arrangements. The U.S. Department of Housing and Urban Development is responsible for enforcing RESPA.

Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to further regulation. In fact, the Federal Housing Finance Agency (“FHFA”) recently adopted a new Home Valuation Code of Conduct (the “FHFA Code”) that contains new requirements for appraisal management companies. However, the FHFA Code has been challenged via federal legislation that is still pending in Congress. Regardless of the outcome of the legislation, we believe that our appraisal management operations will be able to comply with the new requirements. Other proposals to regulate the appraisal process have been proposed at the state and federal level, and we monitor such proposals carefully.

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

In 2006, the California Department of Insurance adopted regulations that include formulas that would require rate reductions on title insurance that would begin in 2010. These regulations were superceded in 2009, though the California Department of Insurance may take similar action in the future. The effect of any such new measures cannot be predicted with certainty until they are adopted. Florida, New Mexico, and Texas have also announced reviews of title insurance rates and other states could follow. At this stage, we are unable to predict the outcome of these or any similar processes. Any such rate reductions could adversely affect our revenues from our title agency services.

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

Employees

As of December 31, 2009, we had approximately 8,900 employees, all of which were principally employed in the U.S. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements and other information we file electronically. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Our Internet website address is http://www.lpsvcs.com. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website and are available in print, free of charge, to any stockholder who mails a request to the Corporate Secretary, Lender Processing Services, Inc., 601 Riverside Avenue, Jacksonville, Florida 32204. Other corporate governance-related documents can be found on our website as well. However, the information found on our website is not part of this or any other report.

Item 1A.	Risk Factors.

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described in this report could result in a significant adverse effect on our results of operations and financial condition.

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

The strength of the economy and the housing market affect demand for certain of our services.

Real estate sales are affected by a number of factors, including mortgage interest rates, the availability of funds to finance purchases, the level of home prices and general economic conditions. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years, most sharply in late 2007 and 2008, resulting in a reduction of revenues in some of our businesses. Although various measures taken by the federal government to reduce interest rates led to increased refinancing activity beginning in the fourth quarter of 2008 through much of 2009, there can be no assurance that this trend will continue. Our revenues for our loan facilitation business in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate. Further, in the event that a difficult economy or other factors led to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans, our revenues from mortgage processing could be adversely affected.

In contrast, the weaker economy and housing market have tended to increase the volume of consumer mortgage defaults, which has favorably affected our default management operations, in which we service residential mortgage loans in default. It has also increased revenues from our Desktop solution, which is currently primarily used in connection with default management. As a result, our default management services have provided a natural hedge against the volatility of the current real estate origination business and its resulting impact on our loan facilitation services. However, in the event that the volume of consumer mortgage defaults decreased without a corresponding increase in the level of mortgage originations to increase revenues from our loan facilitation businesses, our revenues could be adversely affected.

If we were to lose any of our largest customers, our results of operations could be significantly affected.

A small number of customers have accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2009, our two largest customers, Wells Fargo and JPMorgan Chase, each accounted for more than 10% of our aggregate revenue and more than 10% of the revenue from each of our Technology, Data and Analytics and Loan Transaction Services segments, and our five largest customers accounted for approximately 44.0% of our aggregate revenue and approximately 39.2% and 45.4% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. The revenues of our five largest customers are spread across a range of services, and we protect ourselves by utilizing separate contracts for different services. However, our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships could significantly reduce our revenues. See “Business — Customers.”

We operate in a competitive business environment, and if we are unable to compete effectively our results of operations and financial condition may be adversely affected.

The markets for our services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors have substantial resources. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not materially adversely affect our business, financial condition and results of operations.

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

Several pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment, such as the Housing and Economic Recovery Act of 2008, a piece of wide-ranging legislation aimed at assisting the troubled housing market, and the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus package. The ARRA, among other things, provides an array of types of relief for homebuyers, including an $8,000 tax credit available to first-time homebuyers, and a $6,500 tax credit for existing homeowners, who enter into purchase contracts for the purchase of a principal residence by April 30, 2010. The tax credit stimulated home sales in the latter half of 2009, which had a positive impact on our originations businesses. We cannot predict whether the tax credit will be further extended or whether it will have a long-term impact on our results of operations.

In addition, various federal and state initiatives have been proposed concerning foreclosure relief. At the federal level, in the first half of 2009, the Treasury Department implemented its Making Home Affordable (“MHA”) program, which includes the Home Affordable Modification Program (“HAMP”). HAMP provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Participating servicers receive incentive payments for completing modifications under the program. Although HAMP has produced a large number of trial modifications, only a small portion of those modifications have been converted to permanent modifications to date. The Treasury Department may make additional adjustments to its programs under the MHA, including HAMP, in order to respond to the ongoing difficulties in the housing market, although we cannot predict the form that any such modifications may take. Decreases in the number of foreclosures which result from the initiatives under the MHA could negatively impact the results of our default services businesses.

At the state level, a number of states are proposing to require pre-foreclosure mediation programs as a way to help at-risk homeowners. Other states have started to require state licensing for loan ‘originators’ involved in the loan modification process. There are also proposals at both the state and federal levels to require the registration and licensing of appraisal management companies. We are actively involved in these legislative discussions although it is too early to determine the final form that any such legislation may take. While we believe that we will be able to comply with any new requirements, it is too early to predict the cost that we will incur in order to comply with any new licensing or registration requirements or the impact such requirements may have on our results of operations.

In addition, Congress is currently considering financial reform legislation that could have a significant impact on the entire financial services sector. In December 2009, the House of Representatives passed the Wall Street Reform and Consumer Protection Act. Among its major provisions, this omnibus bill would establish an independent Consumer Financial Protection Agency with broad powers to promulgate rules, examine financial institutions and initiate enforcement actions for violations. The scope of authority is broad, covering all aspects of deposit taking and consumer lending, as well as a broad swath of other defined “financial activities,” including consumer reporting, debt collection, real estate settlement services, financial advisory services, and financial data processing used by consumers or provided to other covered entities. The bill also contains major reforms to the mortgage market intended to prevent many of the subprime lending abuses that contributed to the current mortgage market problems, new appraisal independence standards and a requirement that state appraisal boards implement minimum regulatory standards for appraisal management companies. Although we will closely monitor the progress of this bill and any similar proposed legislation, it is too early to determine the final form that such legislation may take, when it may be finalized, or the impact it may have on our business or results of operations.

The current economic downturn and troubled housing market have also resulted in increased scrutiny of all parties involved in the mortgage industry, as well as investigations and lawsuits against various parties commenced by various governmental authorities and third parties. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Any of these trends could have an adverse effect on our business or results of operations. As described in Item 3. “Legal Proceedings,” we have become aware of an inquiry by the U.S. Attorney’s Office for the Middle District of Florida into certain practices of one of our subsidiaries, which practices we terminated. Although we have taken the steps we believe are appropriate to remediate this situation, at this stage we are unable to predict the ultimate impact on us of this inquiry or any other adverse effect of these practices.

We have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

We have approximately $1,289.4 million of total debt outstanding, consisting of (i) a senior secured credit agreement divided into two tranches, a $700 million Term Loan A under which $420.0 million was outstanding at December 31, 2009, and a $510 million Term Loan B under which $502.4 million was outstanding at December 31, 2009, and (ii) $367.0 million of senior unsecured notes outstanding at December 31, 2009. As of December 31, 2009, we also had additional borrowing capacity of approximately $138.8 million available under our revolving credit facility. We also have other contractual commitments and contingent obligations. See “Management’s discussion and analysis of results of operations and financial condition — Contractual obligations.”

This high level of debt could have important consequences to us, including the following:

•	this debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future in excess of amounts available under our credit facility for working capital, capital expenditures, acquisitions or other purposes and may limit our ability to pursue other business opportunities and implement certain business strategies;

•	we will need to use a large portion of the money we earn to pay principal and interest on our debt, which will reduce the amount of money available to finance operations, acquisitions and other business activities and pay stockholder dividends;

•	approximately $242.4 million of the debt currently bears interest at a floating rate, which exposes us to the risk of increased interest rates (for example, a one percent increase in interest rates would result in a $1 million increase in our annual interest expense for every $100 million of floating rate debt we incur, which may make it more difficult for us to service our debt);

•	while we have entered into various agreements limiting our exposure to higher interest rates and may enter into additional similar agreements in the future, any such agreements may not offer complete protection from this risk, and we remain subject to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements; and

•	we have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

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

One of our strategies to grow our business is to opportunistically acquire complementary businesses and services. This strategy will depend on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our substantial debt. If we are unable to acquire suitable acquisition candidates, we may experience slower growth. Further, even if we successfully complete acquisitions, we will face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. Additionally, the acquisition and integration processes may disrupt our business and divert our resources.

We have substantial investments in recorded goodwill as a result of prior acquisitions, and an economic downturn or troubled mortgage market could cause these investments to become impaired, requiring write-downs that would reduce our operating income.

Goodwill was approximately $1,166.1 million, or approximately 53% of our total assets, as of December 31, 2009. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

The results of our fiscal year 2009 annual assessment of the recoverability of goodwill indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2009. However, if the current economic downturn continues over a prolonged period or if the mortgage market continues to struggle, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.

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

The historical financial information we have included in this report for periods ending prior to July 2, 2008 may not reflect what our results of operations, financial condition and cash flows would have been had we been a stand-alone company during the periods presented or be indicative of what our results of operations, financial condition and cash flows may be in the future now that we are a stand-alone company. This is primarily a result of the following factors:

•	our historical financial information for periods ending prior to July 2, 2008 does not reflect the debt and related interest expense that we incurred as part of the spin-off, including debt we incurred in order to issue debt obligations to FIS in partial consideration of FIS’s contribution to us of our operations; and

•	the historical financial information for periods ending prior to July 2, 2008 does not reflect the increased costs associated with being a stand-alone company, including changes in our cost structure, personnel needs, financing and operations of the contributed business as a result of the spin-off from FIS.

For additional information about the past financial performance of our business and the basis of the presentation of the historical financial statements, see our consolidated financial statements and the accompanying notes.

If the spin-off does not qualify as a tax-free transaction, tax could be imposed on FIS and we may have to indemnify for the payment of that tax and related losses.

On June 20, 2008, FIS received a favorable private letter ruling from the Internal Revenue Service, which we refer to as the IRS, regarding a series of transactions, including the distribution of our common stock to FIS shareholders, which we refer to as the spin-off.

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

Although the taxes resulting from the spin-off not qualifying for tax-free treatment pursuant to Section 355(e) of the Code for United States federal income tax purposes would be imposed on FIS, under the tax disaffiliation agreement entered into by FIS and us in connection with the spin-off, we would be required to indemnify FIS and its affiliates against all tax related liabilities caused by the failure of the spin-off to qualify for tax-free treatment for United States federal income tax purposes as a result of Section 355(e) of the Code, to the extent these liabilities arise as a result of any action taken by us or any of our affiliates following the spin-off or otherwise result from any breach of any representation, covenant or obligation of ours or any of our affiliates under a tax disaffiliation agreement we have entered into with FIS. The amount of our indemnification obligation could be significant.

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

(ii) repurchasing or repaying our debt prior to maturity other than in accordance with its terms; and

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

Statement Regarding Forward-Looking Information

The statements contained in this report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	the impact of changes in the level of real estate activity on demand for certain of our services;

•	the loss of any of our largest customers;

•	changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	our ability to adapt our services to changes in technology or the marketplace;

•	risks associated with protecting information security and privacy;

•	the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with our spin-off from FIS, including those relating to limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and

•	other risks detailed elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FNF and FIS occupy and pay us rent for approximately 198,101 square feet in this facility. We also own one facility in Sharon, Pennsylvania. We lease office space as follows:

Number of
State	Locations (1)

California	21
Texas	10
Colorado, Florida	4
Pennsylvania	5
Georgia, Minnesota	3
Nevada, New York	2
Other	15

(1)	Represents the number of locations in each state listed.

We have no leased properties outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

Litigation

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis and follow the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions, other than the matter listed below, depart from customary litigation incidental to our business.

Schneider, Kenneth, et al. vs. Lender Processing Services, Inc., et al.

On February 17, 2010 this putative class action complaint was filed in the United States District Court for the Southern District of Florida. In a single count complaint, the plaintiffs seek to recover unspecified damages for alleged violations of the Fair Debt Collection Practices Act relating to the preparation and use of assignments of mortgage in foreclosure actions. The defendants include two large banks, as well as LPS and our document solutions subsidiary. The complaint essentially alleges that the industry practice of creating assignments of mortgages after the actual date on which a loan was transferred from one beneficial owner to another is unlawful. The complaint also challenges the authority of individuals employed by our document solutions subsidiary to execute such assignments as officers of various banks and mortgage companies. Although we do not believe that our conduct falls under the provisions of the Fair Debt Collection Practices Act, at this early stage we are unable to accurately predict the outcome of this matter.

Regulatory Matters

Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. Recently, during an internal review of the business processes used by our document solutions subsidiary, we identified a business process that caused an error in the notarization of certain documents, some of which were used in foreclosure proceedings in various jurisdictions around the country. The services performed by this subsidiary were offered to a limited number of customers, were unrelated to our core default management services and were immaterial to our financial results. We immediately corrected the business process and began to take remedial actions necessary to cure the defect in an effort to minimize the impact of the error. We subsequently received an inquiry relating to this matter from the Clerk of Court of Fulton County, Georgia, which is the regulatory body responsible for licensing the notaries used by our document solutions subsidiary. In response, we met with the Clerk of Court, along with members of her staff, and reported on our identification of the error and the status of the corrective actions that were underway. We have since completed our remediation efforts with respect to the affected documents. Most recently, we have learned that the U.S. Attorney’s office for the Middle District of Florida is reviewing the business processes of this subsidiary. We have expressed our willingness to fully cooperate with the U.S. Attorney. We continue to believe that we have taken necessary remedial action with respect to this matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “LPS.” As of January 31, 2010, there were approximately 8,800 registered holders of our common stock. The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock during the periods indicated. Prior to the spin-off in the third quarter of 2008, we were a wholly-owned subsidiary of FIS and there was no established public trading market for our common stock. Accordingly, there is no data available for the first and second quarters of 2008.

	High	Low	Dividend

2009
First Quarter	$31.50	$24.21	$0.10
Second Quarter	$33.99	$20.81	$0.10
Third Quarter	$39.05	$26.55	$0.10
Fourth Quarter	$44.38	$37.51	$0.10

	High	Low	Dividend

2008
Third Quarter	$38.00	$28.51	$0.10
Fourth Quarter	$31.75	$15.21	$0.10

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by the terms of our debt agreements. A regular quarterly dividend of $0.10 per common share is payable March 30, 2010 to stockholders of record as of the close of business on March 16, 2010.

The following table provides information as of December 31, 2009, about our common stock which may be issued under our equity compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted-Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding	Under Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights(a)	Rights	Column (a))

Equity compensation plans approved by security holders	6,806,710	$32.16	4,755,674
Equity compensation plans not approved by security holders	—	—	—

Total	6,806,710		4,755,674

On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was permitted to be used to repurchase our senior notes.

On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes and further may be subject to limitations necessary to preserve the tax-free nature of the spin-off.

The following table summarizes our repurchase activity under our repurchase authorization in each month of the fourth quarter of 2009:

			Total Number of	Approximate Dollar Value
	Total Number of	Average Price	Shares Purchased as Part	(In millions) of Shares that May Yet Be
Period	Shares Purchased	Paid per Share	of Publicly Announced Plans	Purchased Under the Plans (1) (2)

October 1 to October 31, 2009	243,847	$40.56	243,847	$47.0
November 1 to November 30, 2009	73,500	$40.59	73,500	$44.0
December 1 to December 31, 2009	—	$—	—	$44.0

Total	317,347		317,347

(1)	Reflects amount remaining available under the $75.0 million authorization approved by our Board of Directors on June 18, 2009.

(2)	As of the last day of the respective month.

Stock Performance Graph

This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Data Processing & Outsourced Services Index for the period commencing on July 3, 2008, the first trading day of the Company’s stock, and ending on December 31, 2009, the last trading day of fiscal year 2009. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange on July 3, 2008 and each index on June 30, 2008, and assumes that all dividends were reinvested on the date paid.

	7/3/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Lender Processing Services, Inc.	$100.00	$97.78	$94.74	$98.85	$89.99	$124.02	$132.44
Standard & Poor’s Midcap 400 Index	100.00	89.13	66.36	60.61	71.98	86.36	91.16
Standard & Poor’s 1500 Data Processing & Outsourced Services Index	100.00	88.83	71.27	72.34	78.37	91.35	103.76

Item 6.	Selected Financial Data.

The following table presents our selected historical financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. Our financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity for periods ending prior to July 2, 2008 that are presented, including changes that occurred in our operations and capitalization as a result of our spin-off from FIS.

The consolidated statement of earnings data for the year ended December 31, 2009 and the consolidated balance sheet data as of December 31, 2009 is derived from our audited financial statements included in this report. Except with respect to pro forma shares and per share amounts, the consolidated statement of earnings data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2008 is derived from our audited financial statements included in this report. The combined statement of earnings data for the year ended December 31, 2006 and the combined balance sheet data as of December 31, 2007 and 2006 is derived from our audited financial statements not included in this report. The combined statement of earnings data for the year ended December 31, 2005 and the combined balance sheet data as of December 31, 2005 are derived from unaudited financial statements not included in this report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth in this report.

We intend to continue to pay quarterly cash dividends to our stockholders of $0.10 per share, although the payment of dividends is at the discretion of our Board and subject to any limits in our debt or other agreements and the requirements of state and federal law.

	Year Ended December 31,
Statement of Earnings Data:	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Processing and services revenues	$2,370,548	$1,837,590	$1,638,622	$1,404,839	$1,286,428
Net earnings attributable to Lender Processing Services, Inc.	275,729	230,888	256,805	201,055	195,705

Net earnings per share — basic(1)	$2.88	$2.42	$2.64

Weighted average shares — basic(1)	95,632	95,353	97,335

Net earnings per share — diluted(1)	$2.87	$2.41	$2.63

Weighted average shares — diluted(1)	96,152	95,754	97,697

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 is reflected on a pro forma basis (discussed in Note 2 of the notes to our consolidated financial statements).

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$70,528	$125,966	$39,566	$47,783	$59,756
Total assets	2,197,304	2,103,633	1,962,043	1,879,800	1,542,802
Long-term debt	1,289,350	1,547,451	—	—	—

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

2009
Processing and services revenues	$529,817	$613,171	$619,427	$608,133
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	82,546	122,530	122,528	121,378
Net earnings attributable to Lender Processing Services, Inc.	50,046	75,240	75,542	74,901
2008
Processing and services revenues	$443,560	$453,347	$466,762	$473,921
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	100,318	101,860	84,199	96,810
Net earnings attributable to Lender Processing Services, Inc.	61,732	63,546	51,281	54,329

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 8: Financial Statements and Supplementary Data and the Notes thereto included elsewhere in this report.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the year ended December 31, 2009. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, our fraud detection solutions and our advanced analytic services, which assist our customers in their loan marketing, loss mitigation and fraud prevention efforts.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.

Our loan facilitation services include:

•	settlement services, which consist of title agency services, in which we act as an agent for title insurers, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services, which provide lenders with information about the tax status of a property.

Our default management services include, among others:

•	foreclosure management services, including administrative services to a nationwide network of independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.

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

Business Trends and Conditions

Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years, most sharply in late 2007 and 2008, resulting in a reduction of revenues in some of our businesses. Various measures taken by the federal government to reduce interest rates led to increased refinancing activity beginning in the fourth quarter of 2008 through much of 2009, which also resulted in an improvement in margins from our loan facilitation businesses as compared to 2008. However, we can make no assurances that interest rates or refinancing activity will continue at their current levels.

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

According to the Mortgage Bankers Association’s (“MBA”) current Mortgage Finance Forecast, U.S. mortgage originations (including refinancing) were approximately $2.1 trillion, $1.5 trillion and $2.3 trillion in 2009, 2008 and 2007, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.3 trillion mortgage origination market for 2010, which would be a decrease of approximately 94% from 2009. The MBA further forecasts that this decrease will result primarily from refinance transactions.

Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected because it earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant.

In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. Currently, our default management services provide a natural hedge against the volatility of the real estate origination business and its resulting impact on our loan facilitation services. However, the same government proposed legislation aimed at mitigating the current downturn in the housing market that we expect to have a positive effect on our refinancing activity adversely affects our default management operations. For example, in addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. The Homeowner Stability Initiative under the HASP is designed to help as many as 3 to 4 million homeowners avoid foreclosure by providing affordable and sustainable mortgage loans. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. We cannot predict the final form that the HASP and other initiatives concerning foreclosure relief and loan modification programs may take, how they may be implemented, when they may become effective or the impact they may have on our default management businesses.

Historically, some of our default management businesses, particularly our field services and asset management solutions, have had lower margins than our loan facilitation businesses due to the higher level of cost of sales associated with their operations. However, as our default volumes have increased, our margins have improved significantly on the incremental sales during 2008 and 2009, compared to 2007. Because we are often not paid for our default services until completion of the foreclosure, default does not contribute as quickly to our cash flow from operations as it does to our revenues. Our trade receivables balance increased by approximately $57.9 million from December 31, 2007 to December 31, 2008 and approximately $49.6 million from December 31, 2008 to December 31, 2009, largely due to the increase in our default management services businesses.

We have approximately $1,289.4 million in long-term debt outstanding as of December 31, 2009, of which approximately $1,047.0 million bears interest at a fixed rate ($680.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it may be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.

In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies, reduce costs, improve processing transparency and improve risk management. Further, in a slow economy or struggling mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities.

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

Recent Developments

On February 4, 2010, our Board of Directors elected David K. Hunt to serve on our Board of Directors. Mr. Hunt will serve in Class I of our Board of Directors, and his term will expire at the annual meeting of our stockholders to be held in 2012.

On December 21, 2009, our Board of Directors accepted Marshall Haines’ resignation from his position as a director of the Company. Mr. Haines entered into a new strategic business opportunity and therefore submitted his resignation in accordance with the provisions of Section 5 of the Company’s Corporate Governance Guidelines.

On October 30, 2009, our subsidiary LPS Auction Solutions, LLC acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”) for $3.7 million. See note 4 to the notes to consolidated financial statements for a detailed description of the transaction.

On July 21, 2009, our subsidiary LPS Asset Management Solutions, Inc. (“Asset Management”) acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. The transactions resulted in RealEC becoming our wholly-owned subsidiary. See note 4 to the notes to consolidated financial statements for a detailed description of the transactions.

On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). See note 4 to the notes to consolidated financial statements for a detailed description of the transaction.

On March 15, 2009, William P. Foley, II retired from our Board of Directors and from his position as chairman of the Board and an officer of the Company. Daniel D. Lane and Cary H. Thompson also retired from our Board on that date. Jeffrey S. Carbiener, John F. Farrell, Jr. and Philip G. Heasley were elected to our Board of Directors effective as of March 15, 2009 to fill the vacancies created by the retirement of Messrs. Foley, Lane and Thompson. In addition, Lee A. Kennedy was elected Chairman of our Board effective as of March 15, 2009, and became our Executive Chairman effective September 15, 2009. On April 22, 2009, our Board of Directors elected Alvin R. Carpenter to serve on our Board.

On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES Holdings, Inc. (“FNRES”), which we subsequently renamed LPS Real Estate Group, Inc., from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). The exchange resulted in FNRES becoming our wholly-owned subsidiary. See note 4 to the notes to consolidated financial statements for a detailed description of the transaction.

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

As a result of the above transaction, the results of operations in the periods covered by the consolidated financial statements may not be directly comparable.

Critical Accounting Policies

The accounting policies described below are those we consider critical in preparing our consolidated financial statements. These policies require management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures with respect to contingent liabilities and assets at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates. See note 2 of the notes to our consolidated financial statements for a more detailed description of the significant accounting policies that have been followed in preparing our consolidated financial statements.

Revenue Recognition

We recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and whether evidence of fair value exists for those elements. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our ability to identify fair value for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.

The primary judgments relating to our revenue recognition are determining when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Judgment is also required to determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the deliverables under a contract are software related, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.

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

As of December 31, 2009 and 2008, goodwill was $1,166.1 million and $1,091.1 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2009 and 2008, intangible assets, net of accumulated amortization, were $72.8 million and $83.5 million, respectively, which consist primarily of purchased customer relationships and trademarks. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to ten years. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC 350. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets. Amortization expense for intangible assets other than goodwill was $30.7 million, $40.0 million and $43.4 million in 2009, 2008 and 2007, respectively. Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2009 and 2008, computer software, net of accumulated amortization was $185.4 million and $157.5 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are development costs, and are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.

Amortization expense for computer software was $35.3 million, $30.6 million and $32.0 million in 2009, 2008 and 2007, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that deferred income tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this increase as an expense within income tax expense in the statement of earnings. Determination of the income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, changes in the geographic mix of revenues or in the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period.

Recent Accounting Pronouncements

Discussion of recent accounting pronouncements is included in note 2 of the notes to our consolidated financial statements.

Related Party Transactions

We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as Executive Chairman of the board of directors of FNF and served as Executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley, along with Daniel D. Lane and Cary H. Thompson, who also serve as directors of FNF, retired from our Board of Directors on March 15, 2009. Accordingly, for periods subsequent to March 15, 2009, FNF is not a related party. Lee A. Kennedy, who is an executive and a director of FIS, has served on our Board of Directors since May 2008 and has served as Chairman of our Board since March 15, 2009 and as Executive Chairman since September 15, 2009. Therefore, FIS is a related party of the Company. Additionally, Mr. Kennedy was appointed interim Chairman and Chief Executive Officer of Ceridian Corporation (“Ceridian”) on January 25, 2010, and therefore, Ceridian will be a related party for periods during the term of his interim service.

We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time, and have other agreements under which we incur other expenses to, or receive revenues from, FIS and FNF.

A detail of related party items included in revenues for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009 (1)	2008	2007

Title agency services	$74.8	$187.9	$132.2
Software development services	13.4	55.7	59.5
Other data related services	3.4	12.0	19.6

Total revenues	$91.6	$255.6	$211.3

(1)	Includes revenues received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009, however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.

A detail of related party items included in expenses for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009 (1)	2008	2007

Title plant information expense (2)	$4.1	$7.4	$5.8
Corporate services expense (3)	7.3	34.8	35.7
Licensing, leasing and cost sharing agreements (3)	(3.1)	(0.6)	(14.4)

Total expenses	$8.3	$41.6	$27.1

(1)	Includes expense reimbursements paid to FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009, however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses under contracts that were entered into while FNF was a related party.

(2)	Included in cost of revenues.

(3)	Included in selling, general, and administrative expenses.

Descriptions of these related party agreements and other related party relationships are included in note 3 of the notes to our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Results of Operations

				As a % of Revenue(1) (2)
Year Ended December 31,	2009 (2)	2008 (2)	2007 (2)	2009	2008	2007
	(In millions, except percentages)

Processing and services revenues	$2,370.5	$1,837.6	$1,638.6	100.0%	100.0%	100.0%
Cost of revenues	1,571.0	1,176.5	1,050.5	66.3%	64.0%	64.1%

Gross profit	799.5	661.1	588.1	33.7%	36.0%	35.9%
Gross margin	33.7%	36.0%	35.9%
Selling, general and administrative expenses	267.3	229.9	192.6	11.3%	12.5%	11.8%

Operating income	532.2	431.2	395.5	22.5%	23.5%	24.1%

Operating margin	22.5%	23.5%	24.1%
Other income (expense)	(83.2)	(48.0)	1.5	3.5%	2.6%	0.1%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	449.0	383.2	397.1	18.9%	20.9%	24.2%
Provision for income taxes	171.7	146.6	153.7	7.2%	8.0%	9.4%

Earnings from continuing operations before equity in losses of unconsolidated entity	277.3	236.6	243.4	11.7%	12.9%	14.9%
Equity in losses of unconsolidated entity, discontinued operation and minority interest, net	(1.6)	(5.7)	13.4	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$275.7	$230.9	$256.8	11.6%	12.6%	15.7%

Net earnings per share attributable to Lender Processing Services, Inc — diluted	$2.87	$2.41	$2.63

(1)	Certain operating items are not material as a percentage of revenues, indicated by “nm.”

(2)	Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues increased $532.9 million, or 29.0%, during 2009, when compared to 2008, and $199.0 million, or 12.1%, during 2008, when compared to 2007. The increase during 2009, when compared to 2008, was primarily driven by growth in our Loan Transaction Services segment resulting from increased demand for our services that support the default life cycle as well as from growth in certain of our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts and growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services as well as incremental revenues from our acquisition of FNRES, totaling $37.2 million, also contributed to revenue growth during the current year. The increase during 2008, when compared to 2007, was primarily driven by growth in our Loan Transaction Services segment which resulted from growth in default services, offset by a decline in loan facilitation services due to ongoing weakness in the housing market and the resulting impact on our loan origination services. Additionally, the increase was supported by growth in our Desktop application and applied analytics services.

Cost of Revenues

Cost of revenues increased $394.5 million, or 33.5%, during 2009, when compared to 2008, and $126.0 million, or 12.0%, during 2008, when compared to 2007. Cost of revenues as a percentage of processing and services revenues was 66.3%, 64.0% and 64.1% during 2009, 2008 and 2007, respectively. The increases during 2009 when compared to 2008, and during 2008 when compared to 2007, were primarily due to a change in revenue mix resulting from growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations. These increases were partially offset by growth in our higher margin loan facilitation services, loan origination software sales, and data and analytics services. Additionally, the increase during 2009 when compared to 2008 was due to the acquisition of FNRES in February 2009, which was neutral to our operating income.

Gross Profit

Gross profit was $799.5 million, $661.1 million and $588.1 million during 2009, 2008 and 2007, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 33.7%, 36.0% and 35.9% during 2009, 2008 and 2007, respectively. The changes in gross margin during 2009 when compared to 2008, and during 2008 when compared to 2007, were a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37.4 million, or 16.3%, during 2009 when compared to 2008, and $37.3 million, or 19.4%, during 2008 when compared to 2007. Selling, general and administrative expenses as a percentage of processing and services revenues was 11.3%, 12.5% and 11.8% during 2009, 2008 and 2007, respectively. The increases during 2009 when compared to 2008, and during 2008 when compared to 2007, were primarily due to incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs. Additionally, the increase during 2009 when compared to 2008 was due to a $6.8 million charge recognized during 2009 related to the retirement of three LPS directors. The increase during 2008 when compared to 2007 was also due to restructuring and spin-off related charges recognized during 2008.

Operating Income

Operating income increased $101.0 million, or 23.4%, during 2009 when compared to 2008, and $35.7 million, or 9.0%, during 2008 when compared to 2007. Operating income as a percentage of processing and services revenues (“operating margin”) was 22.5%, 23.5% and 24.1% during 2009, 2008 and 2007, respectively. The decrease in operating margin during 2009 when compared to 2008, and during 2008 when compared to 2007, was a result of the factors described above.

Other Income (Expense)

Other income (expense), which consists of interest income, interest expense and other items, totaled $(83.2) million, $(48.0) million and $1.5 million during 2009, 2008 and 2007, respectively. The change during 2009 when compared to 2008, and during 2008 when compared to 2007 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense was $84.6 million, $49.9 million and $0.1 million during 2009, 2008 and 2007, respectively.

Income Taxes

Income taxes were $171.7 million, $146.6 million and $153.7 million during 2009, 2008 and 2007, respectively. The effective tax rate was 38.25%, 38.25% and 38.70% during 2009, 2008 and 2007, respectively.

Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net

Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $(1.6) million, $(5.7) million and $13.4 million during 2009, 2008 and 2007, respectively. The increase during 2009 when compared to 2008 was primarily due to the acquisition of the remaining 61% equity interest of FNRES in February 2009, for which we no longer recognize equity losses. The decrease during 2008 when compared to 2007 was primarily due to decreased earnings from our discontinued operation, IPEX, offset by increased losses from our investment in FNRES.

Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted

Net earnings were $275.7 million, $230.9 million and $256.8 million during 2009, 2008 and 2007, respectively. The increase during 2009 when compared to 2008, and the decrease in 2008 when compared to 2007, was a result of the factors described above. Net earnings per diluted share was $2.87, $2.41 and $2.63 during 2009, 2008 and 2007, respectively.

Segment Results of Operations — Technology, Data and Analytics

							Variance		Variance
				As a % of Revenue			2009 vs. 2008		2008 vs. 2007
Year Ended December 31,	2009	2008	2007	2009	2008	2007	$	%	$	%
	(In millions, except percentages)

Processing and services revenues	$707.5	$565.6	$570.1	100.0%	100.0%	100.0%	$141.9	25.1%	$(4.5)	(0.8)%
Cost of revenues	402.4	310.0	313.7	56.9%	54.8%	55.0%	(92.4)	(29.8)%	3.7	1.2%

Gross profit	305.1	255.6	256.4	43.1%	45.2%	45.0%	49.5	19.4%	(0.8)	(0.3)%
Gross margin	43.1%	45.2%	45.0%
Selling, general and administrative expenses	70.7	64.6	64.8	10.0%	11.4%	11.4%	(6.1)	(9.4)%	0.2	0.3%

Operating income	$234.4	$191.0	$191.6	33.1%	33.8%	33.6%	$43.4	22.7%	$(0.6)	(0.3)%

Operating margin	33.1%	33.8%	33.6%

Processing and Services Revenues

Processing and services revenues increased $141.9 million, or 25.1%, during 2009 when compared to 2008; however, processing and services revenues decreased nominally during 2008 when compared to 2007. The increase during 2009 when compared to 2008 was driven by the acquisition of FNRES in February 2009 which contributed $37.2 million to our 2009 revenue growth, growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loss mitigation programs, higher project and professional services revenues and continued demand for our Desktop application and applied analytics services. The decrease during 2008 when compared to 2007 was primarily driven by decreases in revenues in our loan origination software sales and data and analytics services, partially offset by continued growth in our Desktop application resulting from increased foreclosure activity.

Cost of Revenues

Cost of revenues increased $92.4 million, or 29.8%, during 2009 when compared to 2008; however, cost of revenues decreased nominally during 2008 when compared to 2007. Cost of revenues as a percentage of processing and services revenues was 56.9%, 54.8% and 55.0% during 2009, 2008 and 2007, respectively. The increase during 2009 when compared to 2008 was primarily due to the acquisition of FNRES in February 2009, which was neutral to our operating income. The impact of the FNRES acquisition was partially offset by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, and higher project and professional services revenues, all of which contribute higher margins. The decrease in expenses during 2008 when compared to 2007 was primarily driven by changes in variable costs associated with sales volume.

Gross Profit

Gross profit was $305.1 million, $255.6 million and $256.4 million during 2009, 2008 and 2007, respectively. Gross margin was 43.1%, 45.2% and 45.0% during 2009, 2008 and 2007, respectively. The changes in gross margin during 2009 when compared to 2008, and during 2008 when compared to 2007, were a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million, or 9.4%, during 2009 when compared to 2008; however, selling, general and administrative expenses decreased nominally during 2008 when compared to 2007. Selling, general and administrative expenses as a percentage of processing and services revenues was 10.0%, 11.4% and 11.4% during 2009, 2008 and 2007, respectively. The decrease in selling, general and administrative expenses as a percentage of processing and services revenues during 2009 when compared to 2008 was primarily due to continued leverage of our existing overhead infrastructure.

Operating Income

Operating income increased $43.4 million, or 22.7%, during 2009 when compared to 2008; however, operating income decreased nominally during 2008 when compared to 2007. Operating margin was 33.1%, 33.8% and 33.6% during 2009, 2008 and 2007, respectively. The decrease during 2009 when compared to 2008, and the increase during 2008 when compared to 2007, was a result of the factors described above.

Segment Results of Operations — Loan Transaction Services

							Variance		Variance
				As a % of Revenue			2009 vs. 2008		2008 vs. 2007
Year Ended December 31,	2009	2008	2007	2009	2008	2007	$	%	$	%
	(In millions, except percentages)

Processing and services revenues	$1,684.6	$1,283.5	$1,074.0	100.0%	100.0%	100.0%	$401.1	31.3%	$209.5	19.5%
Cost of revenues	1,190.2	879.0	742.1	70.7%	68.5%	69.1%	(311.2)	(35.4)%	(136.9)	(18.4)%

Gross profit	494.4	404.5	331.9	29.3%	31.5%	30.9%	89.9	22.2%	72.6	21.9%
Gross margin	29.3%	31.5%	30.9%
Selling, general and administrative expenses	107.8	105.3	94.9	6.4%	8.2%	8.8%	(2.5)	(2.4)%	(10.4)	(11.0)%

Operating income	$386.6	$299.2	$237.0	22.9%	23.3%	22.1%	$87.4	29.2%	$62.2	26.2%

Operating margin	22.9%	23.3%	22.1%

Processing and Services Revenues

Processing and services revenues increased $401.1 million, or 31.3%, during 2009 when compared to 2008, and $209.5 million, or 19.5%, during 2008 when compared to 2007. The increases during 2009 when compared to 2008, and during 2008 when compared to 2007, were primarily driven by our default management services due to strong market growth as well as continued market share gains. Additionally, during 2009 when compared to 2008, our loan facilitation services, which includes our front-end loan origination related services, also grew due to increased refinance activities resulting from the lower interest rate environment, partially offset by a decrease in our tax outsourcing services. The increase during 2008 when compared to 2007 was partially offset by declines in our loan facilitation services due to weakness in the housing market.

Cost of Revenues

Cost of revenues increased $311.2 million, or 35.4%, during 2009 when compared to 2008, and $136.9 million, or 18.4%, during 2008 when compared to 2007. Cost of revenues as a percentage of processing and services revenues was 70.7%, 68.5% and 69.1% during 2009, 2008 and 2007, respectively. The increase during 2009 when compared to 2008 was primarily due to the growth in several of our default management operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations. The decrease in cost of revenues as a percentage of processing and services revenues during 2008 when compared to 2007 was primarily due to the declining revenue in several of our loan facilitation services, including our appraisal and tax outsourcing services, which have higher cost of revenue associated with their operations.

Gross Profit

Gross profit was $494.4 million, $404.5 million and $331.9 million during 2009, 2008 and 2007, respectively. Gross margin was 29.3%, 31.5% and 30.9% during 2009, 2008 and 2007, respectively. The changes in gross margin during 2009 when compared to 2008, and during 2008 when compared to 2007, were a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 2.4%, during 2009 when compared to 2008, and $10.4 million, or 11.0%, during 2008 when compared to 2007. Selling, general and administrative expenses as a percentage of processing and services revenues was 6.4%, 8.2% and 8.8% during 2009, 2008 and 2007, respectively. The dollar increases during 2009 when compared to 2008, and during 2008 when compared to 2007, were primarily due to increased personnel costs associated with the revenue growth in several of our default management services.

Operating Income

Operating income increased $87.4 million, or 29.2%, during 2009 when compared to 2008, and $62.2 million, or 26.2%, during 2008 when compared to 2007. Operating margin was 22.9%, 23.3% and 22.1% during 2009, 2008 and 2007, respectively, primarily due to the factors described above.

Segment Results of Operations — Corporate and Other

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $88.8 million, $59.0 million and $33.1 million during 2009, 2008 and 2007, respectively. The increase in net corporate expenses during 2009 when compared to 2008, and during 2008 when compared to 2007, were primarily due to incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs. Additionally, the increase during 2009 when compared to 2008 was due to a $6.8 million charge recognized during 2009 related to the retirement of three LPS directors. The increase during 2008 when compared to 2007 was also due to restructuring and spin-off related charges recognized during 2008. Stock related compensation costs were $28.0 million, $21.5 million and $14.1 million during 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations and borrowings.

At December 31, 2009, we had cash on hand of $70.5 million and debt of $1,289.4 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable March 30, 2010 to stockholders of record as of the close of business on March 16, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the fourth quarter, we repurchased 317,347 shares of our stock for $12.9 million, at an average price of $40.57 per share. As of December 31, 2009, we had $44.0 million remaining available under our original $75.0 million repurchase authorization approved by our Board of Directors on June 18, 2009, of which $41.8 million was available to repurchase our senior notes. Since January 1, 2010, we repurchased 406,000 shares of our stock for $16.4 million, at an average price of $40.48 per share.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $443.7 million, $363.9 million and $283.0 million during 2009, 2008 and 2007, respectively. The increase in cash provided by operating activities during 2009 when compared to 2008 was primarily related to an increase in earnings as adjusted for noncash items. The increase in cash provided by operating activities during 2008 when compared to 2007 was primarily related to improvements in our billing and collection processes, changes in billing practices for our REO asset management services and deferred recognition of implementation fees for several new mortgage processing customers whom we are converting to our system over an 18-month period, partially offset by a decrease in net earnings.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $179.7 million, $82.2 million and $107.9 million during 2009, 2008 and 2007, respectively. The increase in cash used in investing activities during 2009 when compared to 2008 was primarily related to the disposition of our IPEX operation in exchange for the remaining 61% of the equity interest in FNRES, the acquisitions of Verification Bureau and Rising Tide, the payment of acquisition related contingent earn-outs, the acquisition of various title plants, which totaled $17.2 million in 2009, and the increase in the level of capital expenditures. The decrease in cash used in investing activities during 2008 when compared to 2007 was related to a decrease in the level of acquisitions and capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $98.8 million, $62.3 million and $70.6 million on capital expenditures during 2009, 2008 and 2007, respectively.

Our 2009 acquisitions include Rising Tide, Verification Bureau and FNRES. We spent (net of cash acquired) approximately $31.1 million, $19.9 million and $37.3 million ($43.3 million including non-cash consideration) on acquisitions during 2009, 2008 and 2007, respectively.

Financing Activities

Prior to the spin-off, financing cash flows consisted entirely of contributions by and distributions to FIS. These primarily included distributions of excess cash flows to FIS, partially offset by contributions by FIS to fund payroll, operating expenses, corporate allocations, income taxes, capital expenditures and acquisitions. Subsequent to the spin-off, financing cash flows consist primarily of our borrowings, related debt issuance costs and service payments, proceeds from the sale of shares through our employee equity incentive plans, repurchase of treasury shares, repurchase of noncontrolling minority interests and payment of dividends to stockholders.

Cash used in financing activities was approximately $319.4 million, $195.2 million and $183.4 million during 2009, 2008 and 2007, respectively. The increase in cash used in financing activities during 2009 when compared to 2008 was primarily related to an increase in debt service payments, including payment of a portion of our 2010 principal installments in the amount of $105.0 million, an increase in dividends paid in 2009 as 2008 only reflected two quarterly dividend payments following our spin-off from FIS, and an increase in the level of treasury share repurchases, partially offset by a decrease in the net distributions to FIS due to the termination of cash sweep arrangements following our spin-off from FIS. Approximately $114.9 million of the cash used in financing activities during 2008 was related to net distributions to FIS that occurred prior to the spin-off. The increase in cash used in financing activities during 2008 when compared to 2007 was primarily due to the payment of debt issuance costs under our new credit facilities, as well as the payment of shareholder dividends and debt service payments following our spin-off from FIS. These items were partially offset by a decrease in the net distributions to FIS due to the termination of cash sweep arrangements following our spin-off from FIS.

Financing

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at December 31, 2009; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $420.0 million was outstanding at December 31, 2009; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $502.4 million was outstanding at December 31, 2009. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At December 31, 2009, the rate on the Term A Loan was 2.48% and the rate on the Term B Loan was 2.73%.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $367.0 million was outstanding at December 31, 2009. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder’s Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. During 2009, we repurchased $8.0 million face value of the Notes for $8.2 million.

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

Interest Rate Swaps

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. See note 9 to the notes to consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

Our long-term contractual obligations generally include our debt, data processing and maintenance commitments and operating lease payments on certain of our property and equipment and deferred compensation obligations. As of December 31, 2009, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt	$40,100	$145,100	$145,100	$110,100	$481,950	$367,000	$1,289,350
Interest on long-term debt	69,771	52,764	49,157	44,872	36,551	59,725	312,840
Data processing and maintenance commitments	22,960	20,903	17,948	5,481	5,481	—	72,773
Operating lease payments	20,355	16,048	14,588	9,002	2,326	89	62,408
Deferred compensation (1)	—	—	—	—	—	19,855	19,855

Total	$153,186	$234,815	$226,793	$169,455	$526,308	$446,669	$1,757,226

(1)	Deferred compensation is presented as payable after 2014 because of the uncertain timing of the payables.

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

As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $144.9 million.

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

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market accounts, money market funds and time deposits.

We are a highly leveraged company, with approximately $1,289.4 million in long-term debt outstanding as of December 31, 2009. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2009, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $3.9 million.

Item 8.	Financial Statements and Supplementary Data

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited Lender Processing Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on our assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lender Processing Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

February 23, 2010
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited the accompanying consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Lender Processing Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lender Processing Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 1 to the consolidated statements, the Company completed its spin-off from Fidelity National Information Services, Inc. on July 2, 2008.

/s/  KPMG LLP

February 23, 2010
Jacksonville, Florida
Certified Public Accountants

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$70,528	$125,966
Trade receivables, net (note 2)	401,333	344,848
Other receivables	3,770	17,393
Due from affiliates	—	2,713
Prepaid expenses and other current assets	26,985	22,030
Deferred income taxes, net (note 12)	47,528	40,757

Total current assets	550,144	553,707

Property and equipment, net (note 5)	113,108	95,542
Computer software, net (note 6)	185,376	157,539
Other intangible assets, net (note 7)	72,796	83,489
Goodwill	1,166,142	1,091,056
Other non-current assets	109,738	122,300

Total assets	$2,197,304	$2,103,633

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,100	$145,101
Trade accounts payable	38,166	31,720
Accrued salaries and benefits	54,376	36,492
Recording and transfer tax liabilities	15,208	14,639
Due to affiliates	3,321	1,573
Other accrued liabilities	151,601	101,612
Deferred revenues	66,602	51,628

Total current liabilities	369,374	382,765

Deferred revenues	37,681	40,343
Deferred income taxes, net (note 12)	65,215	36,557
Long-term debt, net of current portion	1,249,250	1,402,350
Other non-current liabilities	19,926	39,217

Total liabilities	1,741,446	1,901,232

Commitments and contingencies (note 10)
Equity:
Lender Processing Services, Inc. stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.0 million and 95.3 million shares issued and outstanding at December 31, 2009 and 2008, respectively	10	9
Additional paid-in capital	173,424	111,849
Retained earnings	330,963	93,540
Accumulated other comprehensive earnings (loss)	(7,630)	(13,667)
Treasury stock $0.0001 par value; 1,209,920 shares and 19,870 shares at December 31, 2009 and 2008, respectively, at cost	(40,909)	(582)

Total Lender Processing Services, Inc. stockholders’ equity	455,858	191,149
Noncontrolling minority interest	—	11,252

Total equity	455,858	202,401

Total liabilities and equity	$2,197,304	$2,103,633

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Processing and services revenues (note 3)	$2,370,548	$1,837,590	$1,638,622
Cost of revenues (note 3)	1,571,003	1,176,479	1,050,486

Gross profit	799,545	661,111	588,136
Selling, general, and administrative expenses (note 3)	267,339	229,875	192,622

Operating income	532,206	431,236	395,514
Other income (expense):
Interest income	1,654	1,605	1,690
Interest expense	(84,630)	(49,927)	(146)
Other expense, net	(248)	273	—

Total other income (expense)	(83,224)	(48,049)	1,544

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	448,982	383,187	397,058
Provision for income taxes	171,735	146,569	153,684

Earnings from continuing operations before equity in losses of unconsolidated entity	277,247	236,618	243,374
Equity in losses of unconsolidated entity	(37)	(4,687)	(3,048)

Earnings from continuing operations	277,210	231,931	240,326
Discontinued operation, net of tax	(504)	158	17,498

Net earnings	276,706	232,089	257,824
Net earnings attributable to noncontrolling minority interest	(977)	(1,201)	(1,019)

Net earnings attributable to Lender Processing Services, Inc.	$275,729	$230,888	$256,805

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$276,233	$230,730	$239,307
Discontinued operation, net of tax	(504)	158	17,498

Net earnings	$275,729	$230,888	$256,805

Net earnings per share — basic from continuing operations	$2.88	$2.42	$2.46
Net earnings per share — basic from discontinued operation	—	—	0.18

Net earnings per share — basic	$2.88	$2.42	$2.64

Weighted average shares outstanding — basic(1)	95,632	95,353	97,335

Net earnings per share — diluted from continuing operations	$2.87	$2.41	$2.45
Net earnings per share — diluted from discontinued operation	—	—	0.18

Net earnings per share — diluted	$2.87	$2.41	$2.63

Weighted average shares outstanding — diluted(1)	96,152	95,754	97,697

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 is reflected on a pro forma basis (note 2)

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Net earnings attributable to Lender Processing Services, Inc.	$275,729	$230,888	$256,805
Other comprehensive earnings:
Unrealized gain (loss) on other investments, net of tax	(163)	671	—
Unrealized gain (loss) on interest rate swaps, net of tax(1)	6,200	(14,338)	—

Other comprehensive earnings	6,037	(13,667)	—

Comprehensive earnings attributable to Lender Processing Services, Inc.	$281,766	$217,221	$256,805

(1)	Net of income tax expense (benefit) of $4.0 million and $(9.0) million for the years ended December 31, 2009 and 2008.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007

	Lender Processing Services, Inc. Stockholders’ Equity
						Accumulated
						Other
				Additional		Comprehensive			Noncontrolling
	Common	Common	FIS’s	Paid-In	Retained	Earnings	Treasury	Treasury	Minority	Total
	Shares	Stock	Equity	Capital	Earnings	(Loss)	Shares	Stock	Interest	Equity
	(In thousands)

Balances, December 31, 2006	—	$—	$1,577,531	$—	$—	$—	—	$—	$9,032	$1,586,563

Net earnings attributable to Lender Processing Services, Inc.	—	—	256,805	—	—	—	—	—	—	256,805
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	—	1,019	1,019
Net distribution to FIS	—	—	(163,297)	—	—	—	—	—	—	(163,297)

Balances, December 31, 2007	—	—	1,671,039	—	—	—	—	—	10,051	1,681,090

Net earnings attributable to Lender Processing Services, Inc. (January 1, 2008 to June 20, 2008)	—	—	118,295	—	—	—	—	—	—	118,295
Net earnings attributable to noncontrolling minority interest (January 1, 2008 to June 20, 2008)	—	—	—	—	—	—	—	—	562	562
Net contribution by (distribution to) FIS	—	—	(121,677)	14,634	—	—	—	—	—	(107,043)
Capitalization of Lender Processing Services, Inc.	1	—	(1,667,657)	1,667,268	—	389	—	—	—	—
Distribution of common stock	94,610	9	—	(9)	—	—	—	—	—	—
Issuance of note payable to FIS	—	—	—	(1,585,000)	—	—	—	—	—	(1,585,000)
Net earnings attributable to Lender Processing Services, Inc. (June 21, 2008 to December 31, 2008)	—	—	—	—	112,593	—	—	—	—	112,593
Net earnings attributable to noncontrolling minority interest (June 21, 2008 to December 31, 2008)	—	—	—	—	—	—	—	—	639	639
Issuance of restricted stock	521	—	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(19,053)	—	—	—	—	(19,053)
Exercise of stock options and restricted stock vesting	152	—	—	2,030	—	—	(20)	(582)	—	1,448
Tax benefit associated with equity compensation	—	—	—	533	—	—	—	—	—	533
Stock-based compensation	—	—	—	12,393	—	—	—	—	—	12,393
Unrealized gain on investments, net	—	—	—	—	—	282	—	—	—	282
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(14,338)	—	—	—	(14,338)

Balances, December 31, 2008	95,284	9	—	111,849	93,540	(13,667)	(20)	(582)	11,252	202,401

Net distribution to FIS	—	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	—	275,729	—	—	—	—	275,729
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	—	977	977
Acquisition of outstanding noncontrolling minority interest (note 4)	—	—	—	5,379	—	—	—	—	(12,229)	(6,850)
Issuance of restricted stock	480	—	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(38,306)	—	—	—	—	(38,306)
Exercise of stock options and restricted stock vesting	1,285	1	—	25,667	—	—	(573)	(17,570)	—	8,098
Tax benefit associated with equity compensation	—	—	—	2,921	—	—	—	—	—	2,921
Stock-based compensation	—	—	—	28,042	—	—	—	—	—	28,042
Treasury stock repurchases	—	—	—	—	—	—	(617)	(22,757)	—	(22,757)
Unrealized gain on investments, net	—	—	—	—	—	(163)	—	—	—	(163)
Unrealized loss on interest rate swaps, net	—	—	—	—	—	6,200	—	—	—	6,200

Balances, December 31, 2009	97,049	$10	$—	$173,424	$330,963	$(7,630)	(1,210)	$(40,909)	$—	$455,858

(1)	Dividends were paid at $0.10 per common share per quarter.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net earnings	$275,729	$230,888	$256,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	97,922	93,416	102,607
Amortization of debt issuance costs	5,404	3,002	—
Gain on sale of discontinued operation	(2,574)	—	—
Deferred income taxes, net	25,463	(28)	12,840
Stock-based compensation cost	28,042	21,513	14,057
Income tax benefit from exercise of stock options	(2,921)	(533)	—
Equity in losses of unconsolidated entity	37	4,687	3,048
Minority interest	977	1,201	1,019
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(49,602)	(57,918)	(99,234)
Other receivables	13,637	(9,423)	28,325
Prepaid expenses and other assets	(11,578)	11,666	(23,135)
Deferred revenues	11,316	10,501	(29,946)
Accounts payable, accrued liabilities and other liabilities	51,836	54,888	16,608

Net cash provided by operating activities	443,688	363,860	282,994

Cash flows from investing activities:
Additions to property and equipment	(40,890)	(23,012)	(20,754)
Additions to capitalized software	(57,885)	(39,276)	(49,798)
Acquisition of title plants	(17,219)	—	—
Acquisitions, net of cash acquired	(31,103)	(19,938)	(37,305)
Proceeds from sale of discontinued operations, net of cash distributed	(32,638)	—	—

Net cash used in investing activities	(179,735)	(82,226)	(107,857)

Cash flows from financing activities:
Borrowings	—	25,700	—
Debt service payments	(254,497)	(63,272)	—
Capitalized debt issuance costs	—	(25,735)	—
Exercise of stock options and restricted stock vesting	8,098	1,448	—
Tax benefit associated with equity compensation	2,921	533	—
Dividends paid	(38,306)	(19,053)	—
Treasury stock repurchases	(22,757)	—	—
Bond repurchases	(8,000)	—	—
Acquisition of outstanding noncontrolling minority interest	(6,850)	—	—
Net distributions to FIS	—	(114,855)	(183,354)

Net cash used in financing activities	(319,391)	(195,234)	(183,354)

Net (decrease) increase in cash and cash equivalents	(55,438)	86,400	(8,217)
Cash and cash equivalents, beginning of year	125,966	39,566	47,783

Cash and cash equivalents, end of year	$70,528	$125,966	$39,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$81,698	$32,330	$—

Cash paid for taxes	$154,595	$62,229	$—

Non-cash contribution of stock compensation by FIS	$—	$9,120	$14,057

Non-cash contribution for Espiel acquisition	$—	$—	$6,000

Non-cash redistribution of assets to FIS	$434	$(1,308)	$—

Non-cash exchange of FIS note	$—	$(1,585,000)	$—

Non-cash consideration received from sale of discontinued operation	$40,310	$—	$—

Non-cash consideration issued in acquisition of business	$(5,162)	$—	$—

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

Lender Processing Services, Inc. Spin-off Transaction

Our former parent, Fidelity National Information Services, Inc., is a Georgia corporation formerly known as Certegy Inc. In February 2006, Certegy Inc. merged with and into Fidelity National Information Services, Inc., a Delaware corporation, which we refer to as former FIS. Certegy Inc. survived the merger, which we refer to as the Certegy merger, to form our former parent. Following the Certegy merger, Certegy Inc. was renamed Fidelity National Information Services, Inc., which we refer to as FIS. Prior to the Certegy merger, former FIS was a majority-owned subsidiary of Fidelity National Financial, Inc., which we refer to as old FNF. Old FNF merged into our former parent in November 2006 as part of a reorganization, which included old FNF’s spin-off of Fidelity National Title Group, Inc. Fidelity National Title Group, Inc. was renamed Fidelity National Financial, Inc. following this reorganization, and we refer to it as FNF. FNF is now a stand-alone company, but remained a related entity from an accounting perspective through March 15, 2009.

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel based primarily at our Jacksonville, Florida data center;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our middleware application, which provides collaborative network connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, our fraud detection solutions and our advanced analytic services, which assist our customers in their loan marketing, loss mitigation and fraud prevention efforts.

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

The following describes our significant accounting policies which have been followed in preparing the accompanying consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)  Principles of Consolidation and Combination and Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Our investments in less than 50% owned affiliates are accounted for using the equity method of accounting.

Prior to June 21, 2008, the historical financial statements of the Company were presented on a combined basis. Our historical financial statements include assets, liabilities, revenues and expenses directly attributable to our operations. Our historical financial statements also reflect allocations of certain corporate expenses from FIS. These expenses have been allocated to us on a basis that reflects most fairly or reasonably the utilization of the services provided to or the benefit obtained by our businesses. These expense allocations reflect an allocation of a portion of the compensation of certain senior officers and other personnel of FIS who are not our employees after the spin-off but who historically provided services to us. Certain of the amounts allocated reflect a portion of amounts charged to FIS under agreements entered into with FNF.

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

(c)  Net Distribution to FIS

Prior to the spin-off, we participated in a centralized cash management program with FIS. A significant amount of our cash disbursements were made through a centralized payable system which was operated by FIS, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by FIS. There were no formal financing arrangements with FIS and all cash receipts and disbursement activity was recorded through FIS’s equity in our consolidated balance sheets, and as net contributions by or distributions to FIS in our consolidated statements of stockholders’ equity and cash flows because such amounts were considered to have been contributed by or distributed to FIS. As a result, there was no net amounts due to or from FIS which would have required settlement at the spin-off date. Cash and cash equivalents reflected on our historical balance sheet represents only those amounts held at our company’s level.

The major components of the amounts contributed by or distributed to FIS relate to our participation in a centralized cash management program with FIS. These amounts primarily included distributions of excess cash flows to FIS, partially offset by contributions by FIS to fund payroll, operating expenses, corporate allocations, income taxes, capital expenditures and acquisitions.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of the net distributions to FIS for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Distribution of cash collections	$857,591	$1,561,388

Contribution of cash disbursements:
Payroll	(270,497)	(519,548)
Other cost of revenues	(336,079)	(576,679)
Current provision for income taxes	(77,418)	(151,894)
Additions to property, plant and equipment	(9,376)	(20,754)
Additions to capitalized software	(15,761)	(49,798)
Acquisitions, net of cash acquired	(15,488)	(37,305)
FIS corporate allocations	(18,117)	(22,056)

	(742,736)	(1,378,034)

Net cash distributions to FIS	114,855	183,354
Non-cash contribution of stock compensation by FIS	(9,120)	(14,057)
Non-cash contribution for Espiel acquisition	—	(6,000)
Non-cash redistribution of assets to FIS	1,308	—

Net distribution to FIS	$107,043	$163,297

Other cost of revenues primarily includes payments to third party contractors, occupancy costs, equipment costs, data processing costs, travel and entertainment and professional fees.

(d)  Fair Value

Fair Value of Financial Assets and Liabilities

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes the following fair value hierarchy:

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	Asset	$70.5	$70.5	$—	$—	$70.5
Long-term debt (note 9)	Liability	1,289.4	390.7	912.3	—	1,303.0
Interest rate swaps (note 9)	Liability	13.2	—	13.2	—	13.2

The fair values of other financial instruments, which primarily include trade receivables and payables and other receivables, are estimated as of year-end and disclosed elsewhere in these notes. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

Fair Value of Assets Acquired and Liabilities Assumed

The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of intangible assets and software, with the remaining attributable to goodwill, if any. The Company utilizes third-party experts to determine the fair values of intangible assets and software purchased in business combinations.

(e)  Management Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the recoverability of long-lived assets and the recognition of revenue related to software contracts. Actual results that we experience could differ from our estimates.

(f)  Cash and Cash Equivalents

Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. Cash equivalents are predominantly invested with high credit quality financial institutions and consist of short-term investments, such as money market accounts, money market funds and time deposits. The carrying amounts of these instruments reported in the consolidated balance sheets approximate their fair value because of their immediate or short-term maturities.

(g)  Trade Receivables, Net

The carrying amounts reported in the consolidated balance sheets for trade receivables approximate their fair value because of their immediate or short-term maturities.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of trade receivables, net of an allowance for doubtful accounts, at December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008

Trade receivables — billed	$421,717	$366,411
Trade receivables — unbilled	5,580	5,637

Total trade receivables	427,297	372,048
Allowance for doubtful accounts	(25,964)	(27,200)

Total trade receivables, net	$401,333	$344,848

The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the consolidated balance sheet dates. A summary of the roll forward of allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

Allowance for doubtful accounts as of December 31, 2006	$(13,067)
Bad debt expense	(11,353)
Write offs	4,090

Allowance for doubtful accounts as of December 31, 2007	(20,330)
Bad debt expense	(14,537)
Transfers and acquisitions	(23)
Write offs	7,690

Allowance for doubtful accounts as of December 31, 2008	(27,200)
Bad debt expense	(15,443)
Transfers and acquisitions	215
Write offs	16,464

Allowance for doubtful accounts as of December 31, 2009	$(25,964)

(h)  Other Receivables

The carrying amounts reported in the consolidated balance sheets for other receivables approximate their fair value.

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

In the event indications exist that a deferred contract cost balance related to a particular contract may be impaired, undiscounted estimated cash flows of the contract are projected over its remaining term and compared to the unamortized deferred contract cost balance. If the projected cash flows are not adequate to recover the unamortized cost balance, the balance would be adjusted to equal the contract’s net realizable value, including any termination fees provided for under the contract, in the period such a determination is made.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, we had approximately $27.3 million and $29.7 million, respectively, recorded as deferred contract costs that were classified in prepaid expenses and other current assets or other non-current assets in our consolidated balance sheets. Amortization expense for deferred contract costs was $5.8 million, $2.3 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in cost of revenues in the accompanying consolidated statements of earnings.

(j)  Long-Lived Assets

Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There have been no impairment charges during the periods presented.

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

Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are development costs, and are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m)  Intangible Assets

We have intangible assets which consist primarily of customer relationships and trademarks that are recorded in connection with acquisitions at their fair value based on the results of a valuation analysis. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to 10 years. Certain trademarks determined to have indefinite lives are reviewed for impairment at least annually.

(n)  Goodwill

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized, but is tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. We measure for impairment on an annual basis during the fourth quarter using a September 30th measurement date unless circumstances require a more frequent measurement. Management has determined that there was no impairment to goodwill during the periods presented.

(o)  Trade Accounts Payable

The carrying amounts reported in the consolidated balance sheets for trade accounts payable approximate their fair value because of their immediate or short-term maturities.

(p)  Deferred Compensation Plan

LPS maintains a deferred compensation plan (the “Plan”) which is available to certain LPS management level employees and directors. The Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the Plan are provided by a funded rabbi trust.

The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants and is included as a long-term liability in the accompanying consolidated balance sheets. The related plan assets are classified within other non-current assets in the accompanying consolidated balance sheets and are reported at market value. The balance of the deferred compensation liability totaled $19.9 million and $15.8 million as of December 31, 2009 and 2008, respectively, and approximates the value of the corresponding asset.

(q)  Derivative Instruments

We account for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). We engage in hedging activities relating to our variable rate debt through the use of interest rate swaps. We have designated these interest rate swaps as cash flow hedges.

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the event that our arrangements with our customers include more than one service, we determine whether the individual revenue elements can be recognized separately. We determine whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

If the services are software related services we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units.

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

In our Loan Transaction Services segment, we recognize revenues relating to loan facilitation services and default management services. Revenue derived from software and service arrangements included in the Loan Transaction Services segment is recognized as discussed above. Loan facilitation services primarily consist of centralized title agency services for various types of lenders. Revenues relating to loan facilitation services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default management services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, real estate tax services and borrower credit and flood zone information. Revenues derived from these services are recognized as the services are performed as described above.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Selling, general, and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general, and administrative expenses also include depreciation of non-operating assets, advertising costs and other marketing-related programs.

(t)  Stock-Based Compensation Plans

We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation cost is measured based on the fair value of the award at the grant date and recognized on a straight-line basis over the vesting period.

(u)  Income Taxes

Prior to the spin-off, our operating results were included in FIS’s consolidated U.S. Federal and State income tax returns and reflect the estimated income taxes we would have paid as a stand-alone taxable entity. We recognize deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. Our obligation for taxes through the date of the spin-off has been paid by FIS on our behalf and settled through equity.

(v)  Net Earnings Per Share

The basic weighted average shares and common stock equivalents are generally computed in accordance with ASC Topic 260, Earnings Per Share, using the treasury stock method. However, due to the nature and timing of the spin-off, the number of outstanding shares issued in the capitalization of the Company were the only shares outstanding prior to the spin-off. As such, management believes the resulting GAAP earnings per share — basic and diluted measures are not meaningful for the years ended December 31, 2008 and 2007, and therefore, the calculation has been excluded from the Consolidated Statements of Earnings and the Notes thereto.

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes earnings per share for the year ended December 31, 2009 and unaudited pro forma earnings per share for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007

Earnings from continuing operations, net of tax	$276,233	$230,730	$239,307
Discontinued operation, net of tax	(504)	158	17,498

Net earnings	$275,729	$230,888	$256,805

Net earnings per share — basic from continuing operations	$2.88	$2.42	$2.46
Net earnings per share — basic from discontinued operation	—	—	0.18

Net earnings per share — basic	$2.88	$2.42	$2.64

Weighted average shares outstanding — basic	95,632	95,353	97,335

Net earnings per share — diluted from continuing operations	$2.87	$2.41	$2.45
Net earnings per share — diluted from discontinued operation	—	—	0.18

Net earnings per share — diluted	$2.87	$2.41	$2.63

Weighted average shares outstanding — diluted	96,152	95,754	97,697

Options to purchase approximately 4.7 million and 6.0 million shares of our common stock for the years ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because they were antidilutive.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 4, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the fourth quarter, we repurchased 317,347 shares of our stock for $12.9 million, at an average price of $40.57 per share. As of December 31, 2009, we had $44.0 million of authorized repurchases available under our original $75.0 million authorization approved by our Board of Directors on June 18, 2009, of which $41.8 million was available to repurchase our senior notes.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(w)  Recent Accounting Pronouncements

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

In April 2009, the FASB issued guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Effective January 1, 2009, we adopted the FSP. The adoption of the guidance did not materially affect the Company’s statements of financial condition or operations. In December 2007, the FASB issued guidnace requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The transaction costs of the acquisition as well as any related restructuring costs are expensed as incurred. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess is recognized as a gain. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not materially affect the Company’s statements of financial condition or operations.

(3)	Transactions with Related Parties

We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as Executive Chairman of the board of directors of FNF and served as Executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley, along with Daniel D. Lane and Cary H. Thompson, who also serve as directors of FNF, retired from our Board of Directors on March 15, 2009. Accordingly, for periods subsequent to March 15, 2009, FNF is not a related party. Lee A. Kennedy, who is an executive and a director of FIS, has served on our Board of Directors since May 2008 and has served as Chairman of our Board since March 15, 2009 and as Executive Chairman since September 15, 2009. Therefore, FIS is a related party of the Company. Additionally, Mr. Kennedy was appointed interim Chairman and Chief Executive Officer of Ceridian Corporation (“Ceridian”) on January 25, 2010, and therefore, Ceridian will be a related party for periods during the term of his interim service.

We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time, and have other agreements under which we incur other

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses to, or receive revenues from, FIS and FNF. A summary of these agreements in effect as of December 31, 2009 is as follows:

•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in the aggregate, are equal to at least 87% of the total title premium from title policies that we place with subsidiaries of FNF. The commissions we earn are subject to adjustment based on changes in FNF’s provision for claim losses, but under no circumstances are the commissions less than 87%. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.

A detail of related party items included in revenues for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009(1)	2008	2007

Title agency services	$74.8	$187.9	$132.2
Software development services	13.4	55.7	59.5
Other data related services	3.4	12.0	19.6

Total revenues	$91.6	$255.6	$211.3

(1)	Includes revenues received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009, however, it was impracticable to estimate revenues received from FNF as of that date . We continue to generate revenues from contracts that were entered into while FNF was a related party.

•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement has a term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days prior written notice. The title production services agreement can be terminated by either party upon 30 days prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A detail of related party items included in expenses for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	2009(1)	2008	2007

Title plant information expense(2)	$4.1	$7.4	$5.8
Corporate services expense(3)	7.3	34.8	35.7
Licensing, leasing and cost sharing agreements(3)	(3.1)	(0.6)	(14.4)

Total expenses	$8.3	$41.6	$27.1

(1)	Includes expense reimbursements paid to FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009, however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses under contracts that were entered into while FNF was a related party.

(2)	Included in cost of revenues.

(3)	Included in selling, general, and administrative expenses.

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

Other related party transactions:

FNRES Holdings, Inc. and Investment Property Exchange Services, Inc.

On December 31, 2006, FNF contributed $52.5 million to FNRES Holdings, Inc. (“FNRES”), a FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”) (note 4). The exchange resulted in FNRES becoming our wholly-owned subsidiary.

(4)	Acquisitions and Dispositions

The results of operations and financial position of other entities acquired during the years ended December 31, 2009, 2008 and 2007 are included in the consolidated financial statements from and after the date of acquisition. Businesses acquired by FIS prior to June 20, 2008 and included in our results of operations were contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2007 through December 31, 2009 was not significant individually or in the aggregate to our historical financial results.

NRC Rising Tide National Auction & REO Solutions, LLC

On October 30, 2009, our subsidiary, LPS Auction Solutions, LLC, acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”) for a $3.7 million cash payment and a contingent earn-out payment not to exceed $30.0 million. As a result of the transaction, we recognized a contingent earn-out liability totaling $28.2 million. We are in the process of finalizing our review of contingent liabilities resulting from the purchase. The acquisition has resulted in the recognition of $29.0 million of goodwill and

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.9 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Rising Tide was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Rising Tide is now a part of the Loan Transaction Services segment and it expands our default management services by providing entry into the residential REO auction services market.

RealEC Technologies, Inc.

On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $1.0 million, $1.2 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.

Tax Verification Bureau, Inc.

On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). As a result of the transaction, we recognized a contingent consideration liability totaling $2.8 million and a deferred tax liability totaling $3.1 million. The acquisition resulted in the recognition of $12.8 million of goodwill and $7.7 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Verification Bureau was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Verification Bureau is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and fraud solutions capabilities.

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

In accordance with FASB ASC Topic 205, Presentation of Financial Statements, the net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings for the years ended December 31, 2009, 2008 and 2007.

FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included as a discontinued operation in our consolidated statements of earnings for the periods presented. The valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.6 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. FNRES contributed revenues of $37.2 million and pre-tax loss of $0.2 million for the year ended December 31, 2009. IPEX contributed revenues of $0.3 million, $24.3 million and $51.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and pre-tax (loss) profit of $(0.7) million, $9.0 million and $28.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment, carried on the consolidated balance sheet in other non-current assets at $25.8 million as of December 31, 2008. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009 and $4.7 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively.

McDash Analytics, LLC

In May 2008, we acquired McDash Analytics, LLC for $15.5 million (net of cash acquired). As a result of the transaction, we have paid contingent consideration totaling $17.5 million, of which $13.0 million was paid in 2009. The acquisition has resulted in the recognition of $28.0 million of goodwill and $4.4 million of other intangible assets and software.

Espiel, Inc. and Financial Systems Integrators, Inc.

In June 2007, we acquired Espiel, Inc. and Financial Systems Integrators, Inc. (“Espiel”) for $43.3 million (net of cash acquired) which resulted in the recognition of $32.4 million of goodwill and $12.4 million of other intangible assets and software.

(5)	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

Land	$4,847	$4,835
Buildings	71,143	68,829
Leasehold improvements	14,945	13,645
Computer equipment	123,617	119,043
Furniture, fixtures, and other equipment	44,776	31,567

	259,328	237,919
Accumulated depreciation and amortization	(146,220)	(142,377)

Property and equipment, net of depreciation and amortization	$113,108	$95,542

Depreciation and amortization expense on property and equipment amounted to $26.1 million, $20.5 million and $25.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Computer Software

Computer software as of December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

Software from business acquisitions	$91,680	$82,230
Capitalized software development costs	187,665	140,890
Purchased software	26,299	22,206

Computer software	305,644	245,326
Accumulated amortization	(120,268)	(87,787)

Computer software, net of accumulated amortization	$185,376	$157,539

Amortization expense for computer software was $35.3 million, $30.6 million and $32.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in cost of revenues in the accompanying consolidated statements of earnings.

(7)	Intangible Assets

Intangible assets, as of December 31, 2009, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$373,019	$300,478	$72,541
Trademarks	4,211	3,956	255

Balance, December 31, 2009	$377,230	$304,434	$72,796

Intangible assets, as of December 31, 2008, consist of the following (in thousands):

		Accumulated
	Cost	Amortization	Net

Customer relationships	$352,963	$271,216	$81,747
Trademarks	4,211	2,469	1,742

Balance, December 31, 2008	$357,174	$273,685	$83,489

Amortization expense for intangible assets with definite lives was $30.7 million, $40.0 million and $43.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Estimated amortization expense for the next five years is $24.1 million for 2010, $16.7 million for 2011, $11.8 million for 2012, $6.3 million for 2013, and $3.2 million for 2014.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Goodwill

Changes in goodwill during the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	Technology,	Loan
	Data and	Transaction
	Analytics	Services	Total

Balance, December 31, 2007 (as restated)	686,654	391,500	1,078,154
Goodwill acquired during 2008 relating to McDash	15,022	—	15,022
Redistribution of goodwill to FIS	—	(2,120)	(2,120)

Balance, December 31, 2008	$701,676	$389,380	$1,091,056
Goodwill acquired during 2009 relating to McDash	13,000	—	13,000
Goodwill acquired during 2009 relating to FNRES	32,614	—	32,614
Goodwill acquired during 2009 relating to Verification Bureau	12,791	—	12,791
Goodwill disposed of during 2009 relating to IPEX	—	(12,308)	(12,308)
Goodwill acquired during 2009 relating to Rising Tide	—	28,989	28,989

Balance, December 31, 2009	$760,081	$406,061	$1,166,142

Goodwill balances as of December 31, 2007 have been restated to reflect the correction of an error. Prior to the spin-off from FIS, we made an error in calculating the allocation of goodwill between our segments. The correction was not significant to the consolidated statements of earnings. There is no effect on our prior period retained earnings, or any other components of the statements of stockholders’ equity.

(9)	Long-Term Debt

Long-term debt as of December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Term A Loan, secured, interest payable at LIBOR plus 2.25% (2.48% at December 31, 2009), quarterly principal amortization, maturing July 2013	$420,000	$665,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.73% at December 31, 2009), quarterly principal amortization, maturing July 2014	502,350	507,450
Revolving Loan, secured, interest payable at LIBOR plus 2.25% (Eurocurrency Borrowings), Fed-funds plus 2.25% (Swingline Borrowings) or Prime plus 1.25% (Base Rate Borrowings) (2.48%, 2.30% or 4.50%, respectively, at December 31, 2009), maturing July 2013. Total of $138.8 million unused (net of outstanding letters of credit) as of December 31, 2009	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	375,000
Other promissory notes with various interest rates and maturities	—	1

	1,289,350	1,547,451
Less current portion	(40,100)	(145,101)

Long-term debt, excluding current portion	$1,249,250	$1,402,350

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder’s Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. During 2009, we repurchased $8.0 million face value of the Notes for $8.2 million.

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

The fair value of the Company’s long-term debt at December 31, 2009 is estimated to be approximately 101% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

On July 10, 2008, we entered into a 2-year amortizing interest rate swap transaction, with the following amortization periods remaining as of December 31, 2009:

		Bank Pays	LPS Pays
Amortization Period	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
	(In millions)

December 31, 2009 to March 31, 2010	$330.0	1 Month LIBOR	3.275%
March 31, 2010 to June 30, 2010	310.0	1 Month LIBOR	3.275
June 30, 2010 to July 31, 2010	290.0	1 Month LIBOR	3.275

On October 6, 2008, we entered into the following interest rate swap transaction:

			Bank Pays	LPS Pays
Effective Date	Termination Date	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
		(In millions)

October 31, 2008	December 31, 2010	$350.0	1 Month LIBOR	2.780%

(1)	0.23% as of December 31, 2009.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan and Revolving Loan equal to 2.25% and on the Term B Loan equal to 2.50% as of December 31, 2009.

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in liabilities of $13.2 million, which is included in the accompanying consolidated balance sheet in other accrued liabilities, as of December 31, 2009, and $23.3 million, which is included in the accompanying consolidated balance sheet in other non-current liabilities, as of December 31, 2008. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.

A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings are as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008

Interest rate swap contract	$6.0	$15.3

	Amount of Loss Reclassified from Accumulated OCE into Income
	Year Ended December 31,
Location of Loss Reclassified from Accumulated OCE into Income	2009	2008

Interest expense	$(12.2)	$(1.0)

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2009, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal Maturities of Debt

Principal maturities at December 31, 2009 for the next five years and thereafter are as follows (in thousands):

2010	$40,100
2011	145,100
2012	145,100
2013	110,100
2014	481,950
Thereafter	367,000

Total	$1,289,350

(10)	Commitments and Contingencies

Litigation

In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis and follow the provisions of FASB ASC Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions, other than the matter listed below, depart from customary litigation incidental to our business.

Schneider, Kenneth, et al. vs. Lender Processing Services, Inc., et al.

On February 17, 2010 this putative class action complaint was filed in the United States District Court for the Southern District of Florida. In a single count complaint, the plaintiffs seek to recover unspecified damages for alleged violations of the Fair Debt Collection Practices Act relating to the preparation and use of assignments of mortgage in foreclosure actions. The defendants include two large banks, as well as LPS and our document solutions subsidiary. The complaint essentially alleges that the industry practice of creating assignments of mortgages after the actual date on which a loan was transferred from one beneficial owner to another is unlawful. The complaint also challenges the authority of individuals employed by our document solutions subsidiary to execute such assignments as officers of various banks and mortgage companies. Although we do not believe that our conduct falls under the provisions of the Fair Debt Collection Practices Act, at this early stage we are unable to accurately predict the outcome of this matter.

Regulatory Matters

Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all such inquiries. Recently, during an internal review of the business processes used by our document solutions subsidiary, we identified a business process that caused an error in the notarization of certain documents, some of which were used in foreclosure proceedings in various jurisdictions around the country. The services performed by this subsidiary were offered to a limited number of customers, were unrelated to our core default management services and were immaterial to our financial results. We immediately corrected the business process and began to take remedial actions necessary to cure the defect in an effort to minimize the impact of the error. We subsequently received an inquiry relating to this matter from the Clerk of Court of Fulton County, Georgia, which is the regulatory body responsible for licensing the notaries used by our document solutions subsidiary. In response, we met with the Clerk of Court, along with members of her staff, and reported on our identification of the error and the status of the corrective actions that were underway. We have since completed our remediation efforts with respect to the affected documents. Most recently, we have learned that the U.S. Attorney’s office for the Middle District of Florida is reviewing the business processes of this subsidiary. We have expressed our willingness to fully cooperate with the U.S. Attorney. We continue to believe that we have taken necessary remedial action with respect to this matter.

Leases

We lease certain of our property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years and thereafter are as follows (in thousands):

2010	$20,355
2011	16,048
2012	14,588
2013	9,002
2014	2,326
Thereafter	89

Total	$62,408

Rent expense incurred under all operating leases during the years ended December 31, 2009, 2008 and 2007 was $26.3 million, $24.0 million and $21.7 million, respectively.

Data Processing and Maintenance Services Agreements

We have various data processing and maintenance services agreements with vendors, which expire through 2014, for portions of our computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $72.8 million as of December 31, 2009. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2009, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $144.9 million.

(11)	Employee Benefit Plans

Stock Purchase Plan

Prior to the spin-off, our employees participated in the FNF Employee Stock Purchase Plan (through mid-2006) and the FIS Employee Stock Purchase Plan (since mid-2006). Subsequent to the spin-off, our employees have participated in the LPS Employee Stock Purchase Plan (collectively the “ESPP Plans”). Under the terms of the ESPP Plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of common stock through payroll deductions. We have registered 10 million shares for issuance under the current plan. Pursuant to the ESPP Plans, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. We contribute varying matching amounts as specified in the ESPP Plans. We recorded an expense of $6.0 million, $5.3 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, relating to the participation of our employees in the ESPP Plans.

401(k) Profit Sharing Plan

Prior to the spin-off, our employees participated in qualified 401(k) plans sponsored by FNF or FIS. Subsequent to the spin-off, our employees have participated in a qualified 401(k) plan sponsored by LPS. Under the terms of all three plans and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We generally match 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded $9.0 million, $7.0 million and $7.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, relating to the participation of our employees in the 401(k) plans.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Post spin-off

Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of December 31, 2009, 4.8 million share-based awards were available for future grant under the Plan. The shares will be issued from authorized and unissued shares of the Company’s common stock. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $28.0 million, $21.5 million and $14.1 million during 2009, 2008 and 2007, respectively, and a related income tax benefit of $2.9 million and $0.5 million for the years ended December 31, 2009 and 2008. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

During 2009 and 2008, $5.5 million and $0.5 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.

As of December 31, 2009, the Company had $42.5 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.38 years.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

The following table summarizes stock option activity under the Plan since inception (July 2, 2008):

		Weighted Average
	Number of Shares	Exercise Price

Inception of Plan	—	$—
Granted:
FIS options converted on July 2, 2008 to LPS options (conversion ratio of 1.14)	5,211,018	29.64
Other grants	1,682,500	34.58

Total Granted	6,893,518	30.85
Exercised(1)	(132,156)	14.47
Cancelled	(247)	25.12

Outstanding as of December 31, 2008	6,761,115	31.16

Total Granted	1,949,400	28.53
Exercised(1)	(1,285,227)	19.97
Cancelled	(618,578)	35.19

Outstanding as of December 31, 2009	6,806,710	32.16

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2009 and 2008 was $16.3 million and $2.5 million, repsectively.

We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions both before and after the date of the spin-off. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends, including FIS’s history for the pre-spin options. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. The expected life of the options is determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration. The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the periods presented in the consolidated financial statements:

					Weighted Average
	Weighted Average	Risk Free	Volatility	Expected	Expected Life
Year	Fair Value	Interest Rate	Factor	Dividend Yield	(In Years)

2009	$8.35	2.0%	35%	1.4%	5.0
2008	8.55	3.2%	25%	1.1%	5.0
2007	12.60	3.5%	25%	0.5%	5.8

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of December 31, 2009:

		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average	Weighted
			Remaining	Average	Intrinsic Value at		Remaining	Average	Intrinsic Value at
Range of Exercise		Number of	Contractual	Exercise	December 31,	Number of	Contractual	Exercise	December 31,
Prices		Options	Life	Price	2008	Options	Life	Price	2008
					(In thousands)				(In thousands)

$0	.00 — $4.99	32,443	1.59	$4.08	$1,187	32,443	1.59	$4.08	$1,187
5	.00 — 9.99	12,723	1.61	6.82	431	12,723	1.61	6.82	431
10	.00 — 14.99	265,408	4.86	13.20	7,289	264,586	4.85	13.20	7,267
15	.00 — 19.99	126,688	2.61	19.47	2,685	126,688	2.61	19.47	2,685
20	.00 — 24.99	13,590	1.88	22.78	243	13,590	1.88	22.78	243
25	.00 — 29.99	2,010,698	6.15	28.33	24,792	100,598	1.89	27.57	1,317
30	.00 — 34.99	1,885,849	4.89	34.54	11,349	806,296	4.28	34.52	4,950
35	.00 — 40.66	2,474,311	4.06	36.64	9,935	1,873,209	3.77	36.57	7,665
40	.67 — 42.74	15,000	6.83	42.74	—	—	—	—	—
$0	.00 — $42.74	6,806,710	4.89	$32.16	$57,911	3,230,133	3.84	$32.69	$25,745

The number of shares vested and expected to vest total approximately 6.7 million, have a weighted average remaining contractual life of 4.89 years, a weighted average exercise price of $32.16 and an intrinsic value of $56.8 million.

Restricted Stock

During 2008, we granted 0.5 million shares of restricted stock, including the conversion of FIS restricted stock into LPS restricted stock at the date of spin-off, with a weighted average grant date fair value range of $33.87 to $34.58 per share. During 2009, we granted 0.5 million shares of restricted stock with a weighted average grant date fair value range of $28.37 to $42.74 per share. As a result of these grants, approximately 0.7 million shares of LPS restricted stock awards were outstanding as of December 31, 2009.

(12)	Income Taxes

Income tax expense attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007

Current provision:
Federal	$126,744	$122,786	$121,553
State	18,879	18,774	19,558

Total current provision	145,623	141,560	141,111

Deferred provision:
Federal	23,989	4,562	10,566
State	2,123	447	2,007

Total deferred provision	26,112	5,009	12,573

Total provision for income taxes	$171,735	$146,569	$153,684

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes	3.23	3.28	3.50
Other	0.02	(0.03)	0.20

Effective income tax rate	38.25%	38.25%	38.70%

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008

Deferred income tax assets:
Deferred revenue	$30,066	$25,120
Employee benefits	20,254	16,053
Net operating losses	12,413	—
Allowance for doubtful accounts	9,917	10,409
State taxes	6,974	7,019
Accruals and reserves	6,694	9,224
Investments	4,709	14,734

Total gross deferred income tax assets	91,027	82,559
Less: valuation allowance	—	(5,876)

Total deferred income tax assets	91,027	76,683

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(90,311)	(60,463)
Deferred contract costs	(11,756)	(10,967)
Depreciation	(6,647)	(1,053)

Total deferred income tax liabilities	(108,714)	(72,483)

Net deferred income taxes	$(17,687)	$4,200

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2009 and 2008 as follows (in thousands):

	2009	2008

Current assets	$47,528	$40,757
Non-current liabilities	(65,215)	(36,557)

Net deferred income taxes	$(17,687)	$4,200

Management believes that based on its historical pattern of taxable income, projections of future income, tax planning strategies and other relevant evidence, the Company will produce sufficient income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits or portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred income tax asset that is realizable.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company has federal net operating loss carryforwards resulting in a deferred tax asset of $12.4 million. These net operating losses expire between 2027 and 2029. The Company fully anticipates utilizing these losses prior to expiration and thus, no valuation allowance has been established.

The Company was included in the FIS consolidated tax returns for periods prior to the July 2008 spin-off. FIS is a participant in the Internal Revenue Service’s Compliance Assurance Process (CAP), which is a real time audit of the income tax returns and other tax related matters. The IRS has completed its review for tax years 2002 through 2007 resulting in no changes to any member of the LPS group. Beginning with the period after the spin-off, LPS has entered into the CAP program as a standalone taxpayer and the IRS is currently reviewing tax years 2008 and 2009. Management believes the ultimate resolution of the examinations will not result in a material adverse effect to our financial position or results of operations. Substantially all state income tax audits have been concluded through the 2005 tax year.

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2009, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(13)	Concentration of Risk

We generate a significant amount of revenue from large customers, including two of our customers who accounted for 13.9% and 12.5%, respectively, of total revenue in the year ended December 31, 2009. The revenues from these customers were spread across both of our operating segments during 2009. No customers accounted for more than 10% of total revenue in the years ended December 31, 2008 and 2007.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Segment Information

Summarized financial information concerning our segments is shown in the following tables.

As of and for the year ended December 31, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$707,485	$1,684,613	$(21,550)	$2,370,548
Cost of revenues	402,411	1,190,238	(21,646)	1,571,003

Gross profit	305,074	494,375	96	799,545
Selling, general and administrative expenses	70,717	107,769	88,853	267,339

Operating income	234,357	386,606	(88,757)	532,206

Depreciation and amortization (1)	$69,477	$20,310	$8,130	$97,917

Capital expenditures (1)	$71,439	$21,322	$6,014	$98,775

Total assets	$1,154,772	$829,471	$213,061	$2,197,304

Goodwill	$760,081	$406,061	$—	$1,166,142

(1)	Excludes the impact of discontinued operations.

As of and for the year ended December 31, 2008 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$565,650	$1,283,501	$(11,561)	$1,837,590
Cost of revenues	309,969	879,031	(12,521)	1,176,479

Gross profit	255,681	404,470	960	661,111
Selling, general and administrative expenses	64,640	105,299	59,936	229,875

Operating income	191,041	299,171	(58,976)	431,236

Depreciation and amortization (1)	$61,205	$25,132	$7,000	$93,337

Capital expenditures (1)	$41,273	$18,583	$2,422	$62,278

Total assets	$1,056,012	$796,146	$251,475	$2,103,633

Goodwill	$701,676	$389,380	$—	$1,091,056

(1)	Excludes the impact of discontinued operations.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2007 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$570,146	$1,073,933	$(5,457)	$1,638,622
Cost of revenues	313,747	742,013	(5,274)	1,050,486

Gross profit	256,399	331,920	(183)	588,136
Selling, general and administrative expenses	64,770	94,895	32,957	192,622

Operating income	191,629	237,025	(33,140)	395,514

Depreciation and amortization (1)	$68,720	$28,895	$5,135	$102,750

Capital expenditures (1)	$50,865	$14,329	$5,072	$70,266

Total assets	$1,054,325	$720,633	$187,085	$1,962,043

Goodwill	$686,654	$391,500	$—	$1,078,154

(1)	Excludes the impact of discontinued operations

(15)	Condensed Consolidating Financial Information

On July 2, 2008, LPS (the “Parent Company”) entered into the Credit Agreement and the Notes described in Note 9. The Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees by the Subsidiary Guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness.

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company’s main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries. Through December 31, 2009, no dividends have been paid by the subsidiaries.

As of December 31, 2009, the Parent Company has no independent assets or operations, our subsidiaries’ guarantees are full and unconditional and joint and several, and our subsidiaries, other than subsidiary guarantors, are minor. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan. However, as of December 31, 2008, one of our subsidiaries, other than a subsidiary guarantor, was more than minor.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth, on a condensed consolidating basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the year ended December 31, 2008.

The following table represents our condensed consolidating balance sheet as of December 31, 2008 (in thousands):

	Parent	Subsidiary	Other	Consolidating	Total Consolidated
	Company(1)	Guarantors	Subsidiaries	Adjustments	Amounts

Assets:
Current assets	$41,906	$459,579	$52,222	$—	$553,707

Investment in subsidiaries	1,785,711	—	—	(1,785,711)	—
Non-current assets	28,146	1,494,877	26,903	—	1,549,926

Total assets	$1,855,763	$1,954,456	$79,125	$(1,785,711)	$2,103,633

Liabilities and equity:
Current liabilities	$191,136	$166,536	$25,093	$—	$382,765

Total liabilities	1,653,362	220,194	27,676	—	1,901,232

Total equity	202,401	1,734,262	51,449	(1,785,711)	202,401

Total liabilities and equity	$1,855,763	$1,954,456	$79,125	$(1,785,711)	$2,103,633

The following table represents our condensed consolidating statement of earnings for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company(2)	Guarantors	Subsidiaries	Adjustments	Amounts

Processing and services revenues	$—	$1,815,665	$21,925	$—	$1,837,590
Operating expenses	42,583	1,348,460	15,311	—	1,406,354

Operating income	(42,583)	467,205	6,614	—	431,236
Equity in earnings of subsidiaries	476,036	—	—	(476,036)	—
Other income (expense)	(50,010)	1,113	848	—	(48,049)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	383,443	468,318	7,462	(476,036)	383,187
Provision for income taxes	146,667	179,132	2,854	(182,084)	146,569

Earnings from continuing operations before equity in losses of unconsolidated entity	236,776	289,186	4,608	(293,952)	236,618
Equity in losses of unconsolidated entity	(254)	(4,433)	—	—	(4,687)

Earnings from continuing operations	236,522	284,753	4,608	(293,952)	231,931
Discontinued operation, net of tax	—	—	158	—	158

Net earnings	236,522	284,753	4,766	(293,952)	232,089
Net earnings attributable to noncontrolling minority interests	—	(1,201)	—	—	(1,201)

Net earnings attributable to Lender Processing Services, Inc.	$236,522	$283,552	$4,766	$(293,952)	$230,888

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating statement of cash flows for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts

Cash flow from operating activities:
Net earnings	$236,522	$283,552	$4,766	$(293,952)	$230,888
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(445,658)	91,810	1,070	476,036	123,258
Changes in assets and liabilities, net of effects from acquisitions	(44,665)	58,984	(4,605)	—	9,714

Net cash provided by operating activities	(253,801)	434,346	1,231	182,084	363,860
Net cash used in investing activities	(2,421)	(78,852)	(953)	—	(82,226)
Net cash used in financing activities	(52,938)	(141,052)	(1,244)	—	(195,234)

Net increase in cash and cash equivalents	$(309,160)	$214,442	$(966)	$182,084	$86,400

Cash and cash equivalents, beginning of year					39,566

Cash and cash equivalents, end of year					$125,966

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(16)	Subsequent Events

Subsequent events have been evaluated through February 23, 2010, the date on which the financial statements were filed.

Repurchase Authorization

On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces our previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012.

Since January 1, 2010, we repurchased 406,000 shares of our stock for $16.4 million, at an average price of $40.48 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and (b) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report. KPMG LLP, an independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as set forth in Item 8.

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

(1) Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to the statements.

(2) Exhibits:

The following is a complete list of exhibits included as part of this report, including those incorporated by reference. A list of those documents filed with this report is set forth on the Exhibit Index appearing elsewhere in this report and is incorporated by reference.

Exhibit
No.	Description

2.1	Contribution and Distribution Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 9, 2008).
3.1	Amended and Restated Certificate of Incorporation of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on July 8, 2008).
3.2	Amended and Restated Bylaws of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on July 8, 2008).
4.1	Indenture, dated as of July 2, 2008, among Lender Processing Services, Inc., the guarantors parties thereto and U.S. Bank Corporate Trust Services, as Trustee relating to 8.125% Notes due 2016 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on July 8, 2008).
4.2	Form of 8.125% Note due 2016 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on August 27, 2008).
4.3	Form of certificate representing Lender Processing Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on July 8, 2008).
10.1	Credit Agreement, dated as of July 2, 2008, among Lender Processing Services, Inc., the lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on July 8, 2008).
10.2	Tax Disaffiliation Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 9, 2008).
10.3	Corporate and Transitional Services Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 9, 2008).
10.4	Corporate and Transitional Services Agreement, dated as of July 2, 2008, between Lender Processing Services, Inc. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on July 9, 2008).
10.5	Lender Processing Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.6	Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.7	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.8	Form of Stock Option Agreement and Notice of Stock Option Grant under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on August 14, 2008).(1)

Exhibit
No.	Description

10.9	Lender Processing Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.10	Lender Processing Services, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.11	Lender Processing Services, Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.12	Lender Processing Services, Inc. Special Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.13	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Jeffrey S. Carbiener (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.14	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Francis K. Chan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.15	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Daniel T. Scheuble (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.16	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Eric D. Swenson (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed on January 6, 2010).(1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2010	Lender Processing Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2010	By:	/s/ Jeffrey S. Carbiener Jeffrey S. Carbiener President and Chief Executive Officer (Principal Executive Officer) Director

Date: February 23, 2010	By:	/s/ Francis K. Chan Francis K. Chan Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 23, 2010	By:	/s/ Lee A. Kennedy Lee A. Kennedy Executive Chairman of the Board

Date: February 23, 2010	By:	/s/ Alvin R. (Pete) Carpenter Alvin R. (Pete) Carpenter Director

Date: February 23, 2010	By:	/s/ John F. Farrell, Jr. John F. Farrell, Jr. Director

Date: February 23, 2010	By:	/s/ Philip G. Heasley Philip G. Heasley Director

Date: February 23, 2010	By:	/s/ David K. Hunt David K. Hunt Director

Date: February 23, 2010	By:	/s/ James K. Hunt James K. Hunt Director

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