Form 10-Q
period 2010-03-31
Lender Processing Services, Inc.
filed 2010-05-07
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2010, 94,817,544 shares of the registrant’s common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2010
INDEX

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March	December
	31, 2010	31, 2009 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$122,960	$70,528
Trade receivables, net of allowance for doubtful accounts of $25.7 million and $26.0 million, respectively	395,581	401,333
Other receivables	3,367	3,770
Prepaid expenses and other current assets	29,413	26,985
Deferred income taxes, net	46,123	47,528

Total current assets	597,444	550,144

Property and equipment, net of accumulated depreciation of $151.4 million and $146.2 million, respectively	118,310	113,108
Computer software, net of accumulated amortization of $128.1 million and $120.3 million, respectively	193,225	185,376
Other intangible assets, net of accumulated amortization of $311.2 million and $304.4 million, respectively	66,426	72,796
Goodwill	1,166,142	1,166,142
Other non-current assets	107,338	109,738

Total assets	$2,248,885	$2,197,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$75,100	$40,100
Trade accounts payable	43,883	38,166
Accrued salaries and benefits	28,786	54,376
Recording and transfer tax liabilities	12,329	15,208
Due to affiliates	—	3,321
Income taxes payable	28,890	—
Other accrued liabilities	158,393	151,601
Deferred revenues	63,593	66,602

Total current liabilities	410,974	369,374

Deferred revenues	35,749	37,681
Deferred income taxes, net	70,887	65,215
Long-term debt, net of current portion	1,212,975	1,249,250
Other non-current liabilities	19,691	19,926

Total liabilities	1,750,276	1,741,446

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million and 97.0 million shares issued at March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	191,993	173,424
Retained earnings	393,913	330,963
Accumulated other comprehensive loss	(5,751)	(7,630)
Treasury stock $0.0001 par value; 2.2 million and 1.2 million shares at March 31, 2010 and December 31, 2009, respectively, at cost	(81,556)	(40,909)

Total stockholders’ equity	498,609	455,858

Total liabilities and stockholders’ equity	$2,248,885	$2,197,304

(1)	Derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(In thousands, except per share data)

Processing and services revenues (note 3)	$592,394	$529,817
Cost of revenues (note 3)	396,022	354,702

Gross profit	196,372	175,115
Selling, general, and administrative expenses (note 3)	60,720	71,178

Operating income	135,652	103,937

Other income (expense):
Interest income	623	524
Interest expense	(18,845)	(21,914)
Other expense, net	4	(1)

Total other income (expense)	(18,218)	(21,391)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	117,434	82,546
Provision for income taxes	44,918	31,575

Earnings from continuing operations before equity in losses of unconsolidated entity	72,516	50,971
Equity in losses of unconsolidated entity	—	(37)

Earnings from continuing operations	72,516	50,934
Discontinued operation, net of tax	—	(504)

Net earnings	72,516	50,430
Net earnings attributable to noncontrolling minority interest	—	(384)

Net earnings attributable to Lender Processing Services, Inc.	$72,516	$50,046

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$72,516	$50,550
Discontinued operation, net of tax	—	(504)

Net earnings	$72,516	$50,046

Net earnings per share — basic from continuing operations	$0.76	$0.53
Net earnings per share — basic from discontinued operation	—	—

Net earnings per share — basic	$0.76	$0.53

Weighted average shares outstanding — basic	95,532	94,847

Net earnings per share — diluted from continuing operations	$0.75	$0.53
Net earnings per share — diluted from discontinued operation	—	—

Net earnings per share — diluted	$0.75	$0.53

Weighted average shares outstanding — diluted	96,416	95,284

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$72,516	$50,046
Other comprehensive earnings:
Unrealized (loss) gain on other investments, net of tax	(397)	47
Unrealized gain on interest rate swaps, net of tax (1)	2,276	685

Other comprehensive earnings	1,879	732

Comprehensive earnings attributable to Lender Processing Services, Inc.	$74,395	$50,778

(1)	Net of income tax expense of $1.4 million and $0.4 million for the three months ended March 31, 2010 and 2009.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Total
	Shares	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
					(In thousands)

Balances, December 31, 2009	97,049	$10	$173,424	$330,963	$(7,630)	(1,210)	$(40,909)	$455,858
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	72,516	—	—	—	72,516
Cash dividends paid (1)	—	—	—	(9,566)	—	—	—	(9,566)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Exercise of stock options and restricted stock vesting	375	—	12,778	—	—	(8)	(330)	12,448
Income tax expense from exercise of stock options	—	—	(766)	—	—	—	—	(766)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Treasury stock repurchases	—	—	—	—	—	(1,021)	(40,317)	(40,317)
Unrealized loss on investments, net	—	—	—	—	(397)	—	—	(397)
Unrealized gain on interest rate swaps, net	—	—	—	—	2,276	—	—	2,276

Balances, March 31, 2010	97,426	$10	$191,993	$393,913	$(5,751)	(2,239)	$(81,556)	$498,609

(1)	Dividends of $0.10 per common share were paid on March 30, 2010.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$72,516	$50,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,654	23,991
Amortization of debt issuance costs	1,148	1,282
Gain on sale of discontinued operation	—	(2,574)
Deferred income taxes, net	5,917	(651)
Stock-based compensation	6,557	6,843
Income tax expense (benefit) from exercise of stock options	766	(1,222)
Equity in losses of unconsolidated entity	—	37
Noncontrolling minority interest	—	384
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	5,752	(25,871)
Other receivables	403	4,622
Prepaid expenses and other assets	(4,109)	(6,347)
Deferred revenues	(4,941)	(479)
Accounts payable, accrued liabilities and other liabilities	1,377	25,312

Net cash provided by operating activities	109,040	75,373

Cash flows from investing activities:
Additions to property and equipment	(12,265)	(11,659)
Additions to capitalized software	(15,779)	(10,912)
Acquisition of title plants	—	(5,764)
Acquisitions, net of cash acquired	—	490
Proceeds from sale of discontinued operation, net of cash distributed	—	(32,638)

Net cash used in investing activities	(28,044)	(60,483)

Cash flows from financing activities:
Debt service payments	(1,275)	(76,276)
Exercise of stock options and restricted stock vesting	12,448	714
Income tax (expense) benefit from exercise of stock options	(766)	1,222
Dividends paid	(9,566)	(9,481)
Treasury stock repurchases	(26,427)	—
Payments of contingent consideration related to acquisitions	(2,978)	—

Net cash used in financing activities	(28,564)	(83,821)

Net increase (decrease) in cash and cash equivalents	52,432	(68,931)
Cash and cash equivalents, beginning of period	70,528	125,966

Cash and cash equivalents, end of period	$122,960	$57,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,839	$28,763

Cash paid for taxes	$7,641	$7,746

Non-cash redistribution of assets to FIS	$—	$434

Non-cash consideration received from sale of discontinued operation	$—	$40,310

Non-cash consideration issued in acquisition of business	$—	$(5,162)

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
(1) Basis of Presentation
     The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company’s Annual Report on Form 10-K that was filed on February 23, 2010 and our other filings with the Securities and Exchange Commission.
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
Principles of Consolidation
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(2) Fair Value
Fair Value of Financial Assets and Liabilities
     The fair value of financial assets and liabilities are determined using the following fair value hierarchy:
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
     The following tables set forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis.
     As of March 31, 2010 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$123.0	$123.0	$—	$—	$123.0
Long-term debt (note 6)	Liability	1,288.1	393.3	918.8	—	1,312.1
Interest rate swaps (note 6)	Liability	9.5	—	9.5	—	9.5
     As of December 31, 2009 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$70.5	$70.5	$—	$—	$70.5
Long-term debt (note 6)	Liability	1,289.4	390.7	912.3	—	1,303.0
Interest rate swaps (note 6)	Liability	13.2	—	13.2	—	13.2
     The fair values of other financial instruments, which primarily include trade receivables and payables and other receivables, are estimated as of period-end. The carrying amounts of these assets and liabilities approximate their fair values. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Assets Acquired and Liabilities Assumed
     The values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of intangible assets and software, with the remaining value, if any, attributable to goodwill. The Company utilizes third-party experts to determine the fair values of intangible assets and software purchased in business combinations.
(3) Related Party Transactions
     We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as Executive Chairman of the board of directors of FNF and served as Executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley retired from our Board of Directors on March 15, 2009. Accordingly, for periods subsequent to March 15, 2009, FNF is not a related party. Because Lee A. Kennedy serves as Executive Chairman of our Board, and served on our Board of Directors in other capacities since May 2008, and served as an executive and a director of FIS until February 28, 2010, FIS was considered a related party of the Company. Mr. Kennedy retired as an executive and a director of FIS on February 28, 2010. Accordingly, for periods subsequent to February 28, 2010, FIS is not a related party. Additionally, Mr. Kennedy was appointed interim Chairman and Chief Executive Officer of Ceridian Corporation (“Ceridian”) on January 25, 2010, and therefore, Ceridian will be a related party for periods during the term of his interim service.
     We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and will continue to receive certain corporate services from FIS for a period of time, and have other agreements under which we incur other expenses to, or receive revenues from, FIS and FNF. A summary of these agreements in effect as of March 31, 2010 is as follows:
•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in the aggregate, are equal to at least 87% of the total title premium from title policies that we place with subsidiaries of FNF. The commissions we earn are subject to adjustment based on changes in FNF’s provision for claim losses, but under no circumstances are the commissions less than 87%. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     A detail of related party items included in revenues for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	2010 (1)	2009 (2)
Title agency commissions	$—	$74.8
Software development revenue	—	13.4
Other data related services	—	3.4

Total revenues	$—	$91.6

(1)	Includes revenues generated from FIS under these agreements through February 28, 2010. The revenues generated from FIS were less than $10,000 during the period from January 1, 2010 to February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to generate revenues from contracts that were entered into while FIS was a related party.

(2)	Includes revenues generated from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.
•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement had an initial term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days prior written notice. The title production services agreement can be terminated by either party upon 30 days prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In connection with the spin-off, we entered into a separate agreement with FNF for the provision of certain of these administrative corporate support services by FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we receive from FIS, and we provide to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreements is two years, subject to early termination because the services are no longer required by the party receiving the services or upon mutual agreement of the parties and subject to extension in certain circumstances. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Agreement to receive support services from Ceridian. Ceridian provides certain support services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The FMLA and military leave agreement had an initial term of 1 year beginning in January 2010 and is automatically renewable for successive 1 year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach. The COBRA agreement had an initial term of 1 year beginning in January 2009 and is automatically renewable for successive 1 year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V,” which is leased by FNF and is located on the Company’s corporate headquarters campus. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V, together with furniture and furnishings. In addition, the Company’s financials include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters campus and property management services for FNF for Building V.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     A detail of related party items included in expenses for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	2010 (1)	2009 (2)
Title plant information expense (3)	$—	$4.1
Corporate services (4)	(0.1)	3.5
Licensing, leasing and cost sharing agreements (4)	0.1	(1.2)

Total expenses	$—	$6.4

(1)	Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to incur expenses and receive reimbursements under contracts that were entered into while FIS was a related party.

(2)	Includes expense reimbursements paid to or received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses and receive reimbursements under contracts that were entered into while FNF was a related party.

(3)	Included in cost of revenues.

(4)	Included in selling, general, and administrative expenses.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
(4) Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three months ending March 31, 2010 and 2009 (in thousands, except per share amounts):

	2010	2009
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations	$72,516	$50,550
Discontinued operation	—	(504)

Net earnings	$72,516	$50,046

Weighted average shares outstanding — basic	95,532	94,847
Plus: Common stock equivalent shares	884	437

Weighted average shares outstanding — diluted	96,416	95,284

Net earnings per share — basic from continuing operations	$0.76	$0.53
Net earnings per share — basic from discontinued operation	—	—

Net earnings per share — basic	$0.76	$0.53

Net earnings per share — diluted from continuing operations	$0.75	$0.53
Net earnings per share — diluted from discontinued operation	—	—

Net earnings per share — diluted	$0.75	$0.53

     Options to purchase approximately 1.1 million shares and 5.5 million shares of our common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, because they were antidilutive.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
unsecured notes. During the first quarter, we repurchased 1.0 million shares of our stock for $40.3 million, at an average price of $39.50 per share. As of March 31, 2010, we had $126.1 million remaining available for repurchases under our $150.0 million authorization approved by our Board of Directors on February 5, 2010.
(5) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired during the year ended December 31, 2009 are included in the consolidated financial statements from and after the date of acquisition. We did not acquire any entities during the first three months of 2010. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2009 through March 31, 2010 was not significant individually or in the aggregate to our historical financial results.
NRC Rising Tide National Auction & REO Solutions, LLC
     On October 30, 2009, our subsidiary, LPS Auction Solutions, LLC, acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”) for a $3.7 million cash payment and a contingent earn-out payment not to exceed $30.0 million. As a result of the transaction, we recognized a contingent earn-out liability totaling $28.2 million. We are in the process of finalizing our review of contingent liabilities resulting from the purchase. The acquisition has resulted in the recognition of $29.0 million of goodwill and $2.9 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Rising Tide was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Rising Tide is now a part of the Loan Transaction Services segment and it expands our default management services by providing entry into the residential REO auction services market.
RealEC Technologies, Inc.
     On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $0.4 million for the three months ended March 31, 2009. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.
Tax Verification Bureau, Inc.
     On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). As a result of the transaction, during 2010 we have paid contingent consideration totaling $3.0 million, of which $2.8 million was recognized as goodwill and $0.2 was recognized as expense. We also recognized a deferred tax liability totaling $3.1 million. The acquisition resulted in the recognition of $12.8 million of goodwill and $7.7 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Verification Bureau was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Verification Bureau is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and fraud solutions capabilities.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FNRES Holdings, Inc.
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. The exchange resulted in FNRES, which we subsequently renamed LPS Real Estate Group, Inc., becoming our wholly-owned subsidiary. Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009. The net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings for the three months ended March 31, 2009.
     FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included in discontinued operation in our consolidated statements of earnings for the three months ended March 31, 2009. The valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.6 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. FNRES contributed revenues of $8.6 million and $6.8 million for the three months ended March 31, 2010 and 2009, respectively, and pre-tax loss of $0.5 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
(6) Long-Term Debt
     Long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.25% at March 31, 2010), quarterly principal amortization, maturing July 2013	$420,000	$420,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.75% at March 31, 2010), quarterly principal amortization, maturing July 2014	501,075	502,350
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.25%, 2.09% or 4.25%, respectively, at March 31, 2010), maturing July 2013. Total of $138.9 million unused (net of outstanding letters of credit) as of March 31, 2010	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	367,000

	1,288,075	1,289,350
Less current portion	(75,100)	(40,100)

Long-term debt, excluding current portion	$1,212,975	$1,249,250

     The fair value of the Company’s long-term debt at March 31, 2010 is estimated to be approximately 102% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on February 23, 2010.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Interest Rate Swaps
     We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in liabilities of $9.5 million and $13.2 million as of March 31, 2010 and December 31, 2009, respectively, and is included in the accompanying consolidated balance sheets in other accrued liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings for the three months ended March 31, 2010 and 2009 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives
Derivatives in Cash Flow Hedging Relationships	2010	2009
Interest rate swap contract	$1.2	$3.9

	Amount of Loss Reclassified from Accumulated OCE into Income
Location of Loss Reclassified from Accumulated OCE into Income	2010	2009
Interest expense	$(4.7)	$(4.9)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.
(7) Income Taxes
     Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company has performed an evaluation of its tax positions and has concluded that as of March 31, 2010, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions, other than the matter listed below, depart from customary litigation incidental to our business.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Schneider, Kenneth, et al. vs. Lender Processing Services, Inc., et al.
     On February 17, 2010 this putative class action complaint was filed in the United States District Court for the Southern District of Florida. In a single count complaint, the plaintiffs sought to recover unspecified damages for alleged violations of the Fair Debt Collection Practices Act relating to the preparation and use of assignments of mortgage in foreclosure actions. The defendants included two large banks, as well as LPS and our document solutions subsidiary. The complaint essentially alleged that the industry practice of creating assignments of mortgages after the actual date on which a loan was transferred from one beneficial owner to another is unlawful. The complaint also challenged the authority of individuals employed by our document solutions subsidiary to execute such assignments as officers of various banks and mortgage companies. On February 26, 2010, this case was voluntarily dismissed.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. Recently, during an internal review of the business processes used by our document solutions subsidiary, we identified a business process that caused an error in the notarization of certain documents, some of which were used in foreclosure proceedings in various jurisdictions around the country. The services performed by this subsidiary were offered to a limited number of customers, were unrelated to our core default management services and were immaterial to our financial results. We immediately corrected the business process and began to take remedial actions necessary to cure the defect in an effort to minimize the impact of the error. We subsequently received an inquiry relating to this matter from the Clerk of Court of Fulton County, Georgia, which is the regulatory body responsible for licensing the notaries used by our document solutions subsidiary. In response, we met with the Clerk of Court, along with members of her staff, and reported on our identification of the error and the status of the corrective actions that were underway. We have since completed our remediation efforts with respect to the affected documents, and we believe that the matter with the Clerk of Court is closed. Most recently, we have learned that the U.S. Attorney’s office for the Middle District of Florida is reviewing the business processes of this subsidiary. We have expressed our willingness to fully cooperate with the U.S. Attorney. We continue to believe that we have taken necessary remedial action with respect to this matter.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2010, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $255.3 million.
(9) Stock Option Plans
     Awards issued to our employees prior to the spin-off were originally issued under plans established by FIS and old FNF. On July 2, 2008, in connection with the spin-off, all options and restricted stock awards held by our

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by our new stock option plan. The exercise price and number of shares subject to each option and restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices, which resulted in an equal fair value of the options before and after the exchange. Therefore, no compensation charge was recorded in connection with the conversion. Since July 2, 2008, all options and awards held by our employees are issuable in LPS common stock.
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of March 31, 2010, 4.7 million share-based awards were available for future grant under the Plan. The shares may be issued from authorized and unissued shares of the Company’s common stock, or from the Company’s treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
     The Company recognizes equity compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense of $6.6 million and $6.8 million during the three months ended March 31, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Additionally, we recorded an income tax expense (benefit) related to the exercise of stock options of $0.8 million and $(1.2) million for the three months ended March 31, 2010 and 2009, respectively.
     During the three months ended March 31, 2010 and 2009, $0.3 million and $1.1 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.
     As of March 31, 2010, the Company had $36.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.29 years.
Options
     The following table summarizes stock option activity under the Plan during the three months ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Exercisable
	of Shares	Price	Life	Shares
Outstanding as of December 31, 2009	6,806,710	32.16
Total Granted	6,900	37.62
Exercised (1)	(377,063)	33.89
Cancelled	—	—

Outstanding as of March 31, 2010 (2)	6,436,547	32.06	4.89	2,987,717

(1)	The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $2.5 million.

(2)	The total intrinsic value of stock options outstanding as of March 31, 2010 was $36.7 million. The total intrinsic value of stock options exercisable as of March 31, 2010 was $15.3 million.
     The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 2%, total approximately 6.3 million, have a weighted average remaining contractual life of 4.89 years, a weighted average exercise price of $32.06 and an intrinsic value of $36.0 million.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Restricted Stock
     Approximately 0.7 million shares of LPS restricted stock awards were outstanding as of March 31, 2010.
(10) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.
     As of and for the three months ended March 31, 2010 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$179,462	$415,285	$(2,353)	$592,394
Cost of revenues	105,795	292,609	(2,382)	396,022

Gross profit	73,667	122,676	29	196,372
Selling, general and administrative expenses	19,811	23,857	17,052	60,720

Operating income	$53,856	$98,819	$(17,023)	$135,652

Depreciation and amortization	$16,538	$5,186	$1,930	$23,654

Balance sheet data:
Total assets	$1,166,162	$831,307	$251,416	$2,248,885

Goodwill	$760,081	$406,061	$—	$1,166,142

     As of and for the three months ended March 31, 2009 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$159,879	$374,523	$(4,585)	$529,817
Cost of revenues	90,463	268,936	(4,697)	354,702

Gross profit	69,416	105,587	112	175,115
Selling, general and administrative expenses	16,066	27,359	27,753	71,178

Operating income	$53,350	$78,228	$(27,641)	$103,937

Depreciation and amortization	$17,375	$4,608	$2,003	$23,986

Balance sheet data:
Total assets	$1,115,028	$788,151	$180,112	$2,083,291

Goodwill	$734,054	$377,072	$—	$1,111,126

(11) Condensed Consolidating Financial Information
     On July 2, 2008, LPS (the “Parent Company”) entered into a credit agreement and issued senior notes (note 6). The credit agreement and senior notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees by the Subsidiary Guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness.
     The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company’s main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flows generated by the subsidiaries. Through March 31, 2010, no dividends have been paid by the subsidiaries to the Parent Company.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following tables set forth, on a condensed consolidating basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three months ended March 31, 2010.
     The following table represents our condensed consolidating balance sheet as of March 31, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Assets:
Current assets	$20,669	$556,332	$20,443	$—	$597,444
Investment in subsidiaries	1,757,539	—	—	(1,757,539)	—
Non-current assets	16,313	1,618,990	16,138	—	1,651,441

Total assets	$1,794,521	$2,175,322	$36,581	$(1,757,539)	$2,248,885

Liabilities and stockholders’ equity:
Current liabilities	$82,937	$312,951	$15,086	$—	$410,974

Total liabilities	1,295,912	437,836	16,528	—	1,750,276

Total stockholders’ equity	498,609	1,737,486	20,053	(1,757,539)	498,609

Total liabilities and stockholders’ equity	$1,794,521	$2,175,322	$36,581	$(1,757,539)	$2,248,885

     The following table represents our condensed consolidating statement of earnings for the three months ended March 31, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company (1)	Guarantors	Subsidiaries	Adjustments	Amounts
Processing and services revenues	$—	$524,478	$67,916	$—	$592,394
Operating expenses	6,557	383,875	66,310	—	456,742

Operating income	(6,557)	140,603	1,606	—	135,652
Total other income (expense)	(18,845)	341	286	—	(18,218)

Earnings before income taxes and equity in earnings of consolidated entities	(25,402)	140,944	1,892	—	117,434
Provision for income taxes	(9,717)	53,911	724	—	44,918

Earnings before equity in earnings of consolidated entities	(15,685)	87,033	1,168	—	72,516
Equity in income of consolidated entities, net of tax	88,201	—	—	(88,201)	—

Net earnings	$72,516	$87,033	$1,168	$(88,201)	$72,516

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Cash flows from operating activities:
Net earnings	$72,516	$87,033	$1,168	$(88,201)	$72,516
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(79,435)	29,207	69	88,201	38,042
Changes in assets and liabilities, net of effects from acquisitions	(20,531)	13,276	5,737	—	(1,518)

Net cash provided by operating activities	(27,450)	129,516	6,974	—	109,040
Net cash used in investing activities	—	(28,044)	—	—	(28,044)
Net cash used in financing activities	(25,586)	(2,978)	—	—	(28,564)

Net increase in cash and cash equivalents	$(53,036)	$98,494	$6,974	$—	$52,432

Cash and cash equivalents, beginning of period					70,528

Cash and cash equivalents, end of period					$122,960

(1)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.
(12) Subsequent Events
     Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than the announcement of a dividend and the share repurchases described below, that would require recognition in the consolidated financial statements or disclosure in the notes to consolidated financial statements.
Dividend Declared
     On April 22, 2010, we announced a regular quarterly dividend of $0.10 per common share. The dividend is payable on June 17, 2010, to shareholders of record as of the close of business on June 3, 2010.
Share Repurchases
     Subsequent to March 31, 2010, we have repurchased 0.8 million shares of our stock for $30.7 million, at an average price of $37.45 per share.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; risks associated with our spin-off from Fidelity National Information Services, Inc., including limitations on our strategic and operating flexibility as a result of the tax-free nature of the spin-off; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K that was filed on February 23, 2010 and our other filings with the Securities and Exchange Commission.
Overview
     We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 30% and 70%, respectively, of our revenues for the three months ended March 31, 2010. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.
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
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years, most sharply in late 2007 and 2008, resulting in a reduction of revenues in some of our businesses. Various measures taken by the federal government to reduce interest rates led to increased refinancing activity beginning in the fourth quarter of 2008 through much of 2009. However, refinancing activity declined in late 2009 through the first quarter of 2010. Nevertheless, we were able to increase revenues from our loan facilitation services in the first quarter of 2010 as a result of market share gains.

     Other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on our refinancing activity. Under the Homeowner Affordability and Stability Plan (the “HASP”) homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department estimates that many of the 4 to 5 million homeowners who fit this description are eligible to refinance their loans under this program.
     According to the Mortgage Bankers Association’s (“MBA”) current Mortgage Finance Forecast, U.S. mortgage originations (including refinancing) were approximately $2.1 trillion and $1.5 trillion in 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.3 trillion mortgage origination market for 2010. The MBA further forecasts that this decrease will result primarily from less refinancing activity. The MBA estimates that loan origination volumes in the first quarter of 2010 were approximately 4% lower than the first quarter of 2009.
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
     In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, and thus favorably affects our default management operations, in which we service residential mortgage loans in default. These factors also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, the same government legislation aimed at mitigating the current downturn in the housing market that may have a positive effect on our refinancing activity adversely affects our default management operations. In addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. The Home Affordable Modification Program (“HAMP”) under the HASP is designed to help as many as 3 to 4 million homeowners avoid foreclosure by providing affordable and sustainable mortgage loans over the next several years. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. Through the end of the first quarter of 2010, the Treasury estimates that banks had worked through most of the approximately 1.7 million loans currently eligible for the program, with 1.4 million trial modifications having been offered, 1.2 million actually being implemented and 230,000 of the trial modifications becoming permanent. Although we believe that HAMP has had an adverse effect on our default management revenues (and may continue to have a negative effect in the future as additional mortgages become eligible under the program’s current criteria or if those criteria are broadened), the pace of modifications has slowed in the first quarter of 2010, from 89,000 in January to 57,000 in March, indicating a lessened impact going forward. However, we cannot predict the ultimate impact that the HASP and other foreclosure relief and loan modification initiatives, as well as other current or future governmental initiatives to stimulate the economy and increase the flow of credit, may have on our various businesses.
     Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to lenders focusing their resources on trying to make modifications under the HAMP program in recent quarters. In addition, delinquency rates remain high. These factors suggest that the size of the overall default market is likely to increase over the next year, which should in turn have a positive effect on our default revenues.
     We have approximately $1,288.1 million in long-term debt outstanding as of March 31, 2010, of which approximately $1,027.0 million bears interest at a fixed rate ($660.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it may be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
     In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies, reduce costs, improve processing transparency and improve risk management. Further, in a slow economy or struggling mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities. We have continued to gain new customers, including three significant new conversions to our Desktop application which were in the implementation phase in the first quarter of 2010, which should enhance our positioning to take advantage of any increase in foreclosure volumes.
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
Factors Affecting Comparability
     There have been no significant transactions that affect the Company’s consolidated financial statements.
Critical Accounting Policies
     There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 23, 2010.
Recent Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance changing disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. The adoption of the guidance did not materially affect the Company’s consolidated financial statements.
     In January 2010, the FASB issued guidance changing disclosure requirements for fair value measurements. The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of the guidance did not materially affect the Company’s consolidated financial statements.
     In October 2009, the FASB issued guidance eliminating the requirement that all undelivered elements have Vendor Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently evaluating the impact of the new guidance, but does not believe it will materially affect the Company’s consolidated financial statements.
Related Party Transactions
     We have historically conducted business with FIS and its subsidiaries, FNF and its subsidiaries, and other related parties. See note 3 to the notes to consolidated financial statements for a detailed description of all related party transactions.
Results of Operations for the three months ended March 31, 2010 and 2009
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Three months ended March 31,			As a % of Revenue (1) (2)		Variance 2010 vs. 2009 (1) (2)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$592.4	$529.8	100.0%	100.0%	$62.6	11.8%
Cost of revenues	396.0	354.7	66.8%	66.9%	(41.3)	(11.6)%

Gross profit	196.4	175.1	33.2%	33.1%	21.3	12.2%
Gross margin	33.2%	33.1%
Selling, general and administrative expenses	60.7	71.2	10.2%	13.5%	10.5	14.7%

Operating income	135.7	103.9	22.9%	19.6%	31.8	30.6%

Operating margin	22.9%	19.6%
Other income (expense)	(18.2)	(21.4)	3.1%	4.0%	3.2	15.0%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	117.4	82.5	19.8%	15.6%	34.9	42.3%
Provision for income taxes	44.9	31.6	7.6%	6.0%	(13.3)	(42.1)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	72.5	50.9	12.2%	9.6%	21.6	42.4%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	—	(0.9)	nm	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$72.5	$50.0	12.2%	9.4%	$22.5	45.0%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$0.75	$0.53

(1)	Columns may not total due to rounding.

(2)	Certain operating items are not material as a percentage of revenues, as indicated by “nm.”
     Processing and Services Revenues
     Processing and services revenues increased $62.6 million, or 11.8%, during the first quarter of 2010 when compared to the first quarter of 2009. The increase was driven by growth in both our Loan Transaction Services and our Technology, Data and Analytics segments. The increase in our Loan Transactions Services segment during the quarter resulted in part from growth in our loan facilitation services, which include our front-end loan origination related services. This growth was due to strong market share gains in title and appraisal services driven by our continued expansion into the wholesale and broker channels. We also benefited from growth in our default management services due to continued market share gains. The increase in our Technology, Data and Analytics segment during the quarter was primarily driven by continued demand for our Desktop application, valuation solutions and applied analytics services, as well as from growth in our mortgage processing operation, due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and an increase in activity-based fees.
     Cost of Revenues
     Cost of revenues increased $41.3 million, or 11.6%, during the first quarter of 2010 when compared to the first quarter of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 66.9% during the first quarter of 2009 to 66.8% in the same period of 2010. The dollar increase was primarily driven by the revenue increases described above, continued investments in our mortgage processing and Desktop technology platforms, and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $196.4 million and $175.1 million during the first quarter of 2010 and 2009, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 33.2% and 33.1% during the first quarter of 2010 and 2009, respectively. The nominal increase in gross margin during the first quarter of 2010 when compared to the first quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $10.5 million, or 14.7%, during the first quarter of 2010 when compared to the first quarter of 2009. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.2% and 13.5% during the first quarter of 2010 and 2009, respectively. The decrease in selling, general and administrative expenses was primarily due to a $6.8 million charge recognized during the first quarter of 2009 related to the retirement of three LPS directors, as well as other one-time restructuring costs totaling $2.2 million that were recognized in the first quarter of 2009.
     Operating Income
     Operating income increased $31.8 million, or 30.6%, during the first quarter of 2010 when compared to the first quarter of 2009. Operating income as a percentage of processing and services revenues (“operating margin”) increased from 19.6% during the first quarter of 2009 to 22.9% in the first quarter of 2010 as a result of the factors described above.
     Other Income (Expense)
     Other income and expense consists of interest income, interest expense and other items. The net expense was $18.2 million and $21.4 million during the first quarter of 2010 and 2009, respectively. The change during the first quarter of 2010 when compared to the first quarter of 2009 was primarily due to a decrease in interest expense resulting from lower interest rates and principal balances. Interest expense was $18.8 million and $21.9 million during the first quarter of 2010 and 2009, respectively.
     Income Taxes
     Income taxes were $44.9 million and $31.6 million during the first quarter of 2010 and 2009, respectively. The effective tax rate was 38.25% and 38.25% during the first quarter of 2010 and 2009, respectively.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $0.9 million during the first quarter of 2009.

     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $72.5 million and $50.0 million during the first quarter of 2010 and 2009, respectively. Net earnings per diluted share totaled $0.75 and $0.53 during the first quarter of 2010 and 2009, respectively. The increase during the first quarter of 2010 when compared to the first quarter of 2009 was a result of the factors described above.
Segment Results of Operations — Technology, Data and Analytics — Unaudited

Three months ended March 31,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$179.5	$159.9	100.0%	100.0%	$19.6	12.3%
Cost of revenues	105.8	90.5	58.9%	56.6%	(15.3)	(16.9)%

Gross profit	73.7	69.4	41.1%	43.4%	4.3	6.2%
Gross margin	41.1%	43.4%
Selling, general and administrative expenses	19.8	16.1	11.0%	10.1%	(3.7)	(23.0)%

Operating income	$53.9	$53.4	30.0%	33.3%	$0.5	0.9%

Operating margin	30.0%	33.3%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $19.6 million, or 12.3%, during the first quarter of 2010 when compared to the first quarter of 2009. The increase during the first quarter of 2010 was primarily driven by growth in our mortgage processing operation. Our MSP revenues increased 7.1% during the quarter largely due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and an increase in activity-based fees. Additionally, continued demand for our Desktop application, valuation solutions and applied analytics services contributed to revenue growth during the current quarter.
     Cost of Revenues
     Cost of revenues increased $15.3 million, or 16.9%, during the first quarter of 2010 when compared to the first quarter of 2009. Cost of revenues as a percentage of processing and services revenues increased from 56.6% during the first quarter of 2009 to 58.9% in the first quarter of 2010. The increase was primarily driven by continued investments in our mortgage processing and Desktop technology platforms and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $73.7 million and $69.4 million during the first quarter of 2010 and 2009, respectively. Gross margin was 41.1% and 43.4% during the first quarter of 2010 and 2009, respectively. The decline in gross margin during the first quarter of 2010 when compared to the first quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $19.8 million and $16.1 million during the first quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses increased from 10.1% during the first quarter of 2009 to 11.0% in the first quarter of 2010 as a result of increasing personnel costs.

     Operating Income
     Operating income increased $0.5 million, or 0.9%, during the first quarter of 2010 when compared to the first quarter of 2009. Operating margin decreased from 33.3% during the first quarter of 2009 to 30.0% in the first quarter of 2010 as a result of the factors described above.
Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended March 31,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$415.3	$374.5	100.0%	100.0%	$40.8	10.9%
Cost of revenues	292.6	268.9	70.5%	71.8%	(23.7)	(8.8)%

Gross profit	122.7	105.6	29.5%	28.2%	17.1	16.2%
Gross margin	29.5%	28.2%
Selling, general and administrative expenses	23.9	27.4	5.8%	7.3%	3.5	12.8%

Operating income	$98.8	$78.2	23.8%	20.9%	$20.6	26.3%

Operating margin	23.8%	20.9%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $40.8 million, or 10.9%, during the first quarter of 2010 when compared to the first quarter of 2009. The increase during the first quarter of 2010 resulted from 23.0% growth in our loan facilitation services, which include our front-end loan origination related services, due to strong market share gains in title and appraisal services driven by our continued expansion into the wholesale and broker channels, notwithstanding a year-over-year decline in mortgage market activity. Additionally, our default management services grew by 5.2% during the current year quarter primarily due to market share gains.
     Cost of Revenues
     Cost of revenues increased $23.7 million, or 8.8%, during the first quarter of 2010 when compared to the first quarter of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 71.8% during the first quarter of 2009 to 70.5% in the first quarter of 2010. The decrease during the first quarter of 2010 was primarily due to the operating leverage in several of our loan facilitation services operations which experienced significant revenue growth as compared to the prior year quarter.
     Gross Profit
     Gross profit was $122.7 million and $105.6 million during the first quarter of 2010 and 2009, respectively. Gross margin was 29.5% and 28.2% during the first quarter of 2010 and 2009, respectively. The increase in gross margin during the first quarter of 2010 when compared to the first quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $23.9 million and $27.4 million during the first quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 7.3% during the first quarter of 2009 to 5.8% in the first quarter of 2010 as a result of declining personnel costs.
     Operating Income
     Operating income increased $20.6 million, or 26.3%, during the first quarter of 2010 when compared to the first quarter of 2009. Operating margin increased from 20.9% during the first quarter of 2009 to 23.8% in the first quarter of 2010 as a result of the factors described above.

Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $17.0 million and $27.6 million during the first quarter of 2010 and 2009, respectively. The decrease in net corporate expenses during the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to a $6.8 million charge recognized during the first quarter of 2009 related to the retirement of three LPS directors, as well as other one-time restructuring costs that were recognized in the first quarter of 2009. Stock related compensation costs were $6.6 million and $6.8 million during the first quarter of 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, and business acquisitions. Our principal sources of funds are cash generated by operations.
     At March 31, 2010, we had cash on hand of $123.0 million and debt of $1,288.1 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.
     We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable June 17, 2010 to stockholders of record as of the close of business on June 3, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. The new plan is effective through March 31, 2012. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the first quarter, we repurchased 1.0 million shares of our stock for $40.3 million, at an average price of $39.50 per share. As of March 31, 2010, we had $126.1 million remaining available for repurchases under our $150.0 million authorization approved by our Board of Directors on February 5, 2010. Subsequent to March 31, 2010, we have repurchased 0.8 million shares of our stock for $30.7 million, at an average price of $37.45 per share.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $109.0 million and $75.4 million during the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided by operating activities during the first quarter of 2010 when compared to the first quarter of 2009 was primarily related to an increase in earnings, as adjusted for noncash items, as well as improved management of our net working capital.
Investing Activities
     Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $28.0 million and $60.5 million during the three months ended March 31, 2010 and 2009, respectively. The decrease in cash used in investing activities during the first quarter of 2010 when compared to the prior year quarter was primarily related to the acquisition of the remaining 61% of the equity interest of FNRES, in February 2009, in exchange for all of our interests in IPEX. In connection with this transaction, we exchanged the net assets of IPEX, which included approximately $32.6 million of cash and cash equivalents, for the net assets of FNRES, which included approximately $0.5 million of cash and cash equivalents.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $28.0 million and $22.6 million on capital expenditures during the three months ended March 31, 2010 and 2009, respectively.
Financing Activities
     Cash used in financing activities was approximately $28.6 million and $83.8 million during the three months ended March 31, 2010 and 2009, respectively. The decrease in cash used in financing activities during the first quarter of 2010 when compared to the prior year quarter was primarily related to a prepayment of future debt installments made during the first quarter of 2009, and an increase in stock option exercises and restricted stock vesting during the current year quarter, partially offset by an increase in the level of treasury share repurchases.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at March 31, 2010; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $420.0 million was outstanding at March 31, 2010; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $501.1 million was outstanding at March 31, 2010. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At March 31, 2010, the rate on the Term A Loan was 2.25% and the rate on the Term B Loan was 2.75%.
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
     On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $367.0 million was outstanding at March 31, 2010. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.
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

Contractual Obligations
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on February 23, 2010.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.
Escrow Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2010, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $255.3 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of business, we are routinely subject to a variety of risks, including those described in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K that was filed on February 23, 2010 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.
     Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market accounts, money market funds and time deposits.
     We are a highly leveraged company, with approximately $1,288.1 million in long-term debt outstanding as of March 31, 2010. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2010, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $5.5 million.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions, other than the matter listed below, depart from customary litigation incidental to our business.
Schneider, Kenneth, et al. vs. Lender Processing Services, Inc., et al.
     On February 17, 2010, this putative class action complaint was filed in the United States District Court for the Southern District of Florida. In a single count complaint, the plaintiffs sought to recover unspecified damages for alleged violations of the Fair Debt Collection Practices Act relating to the preparation and use of assignments of mortgage in foreclosure actions. The defendants included two large banks, as well as LPS and our document solutions subsidiary. The complaint essentially alleged that the industry practice of creating assignments of mortgages after the actual date on which a loan was transferred from one beneficial owner to another is unlawful. The complaint also challenged the authority of individuals employed by our document solutions subsidiary to execute such assignments as officers of various banks and mortgage companies. On February 26, 2010, this case was voluntarily dismissed.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. Recently, during an internal review of the business processes used by our document solutions subsidiary, we identified a business process that caused an error in the notarization of certain documents, some of which were used in foreclosure proceedings in various jurisdictions around the country. The services performed by this subsidiary were offered to a limited number of customers, were unrelated to our core default management services and were immaterial to our financial results. We immediately corrected the business process and began to take remedial actions necessary to cure the defect in an effort to minimize the impact of the error. We subsequently received an inquiry relating to this matter from the Clerk of Court of Fulton County, Georgia, which is the regulatory body responsible for licensing the notaries used by our document solutions subsidiary. In response, we met with the Clerk of Court, along with members of her staff, and reported on our identification of the error and the status of the corrective actions that were underway. We have since completed our remediation efforts with respect to the affected documents, and we believe that the matter with the Clerk of Court is closed. Most recently, we have learned that the U.S. Attorney’s office for the Middle District of Florida is reviewing the business processes of this subsidiary. We have expressed our willingness to fully cooperate with the U.S. Attorney. We continue to believe that we have taken necessary remedial action with respect to this matter.
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
     The following table summarizes our repurchase activity as of March 31, 2010:

			Total	Approximate
			Number of	Dollar Value
			Shares	(in millions) of
	Total	Average	Purchased	Shares that
	Number of	Price	as Part	May Yet Be
	Shares	Paid per	of Publicly	Purchased Under
Period	Purchased	Share	Announced Plans	the Plans (1)
January 1 to January 31, 2010	406,000	$40.48	406,000	$27.6 (2)
February 1 to February 28, 2010	—	$—	—	$150.0 (3)
March 1 to March 31, 2010	614,711	$38.85	614,711	$126.1 (3)

Total	1,020,711		1,020,711

(1)	As of the last day of the respective month.

(2)	Reflects the amount remaining available under the $75.0 million authorization approved by our Board of Directors on June 18, 2009.

(3)	Reflects the amount remaining available under the $150.0 million authorization approved by our Board of Directors on February 5, 2010.
Item 6. Exhibits
     (a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
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