Form 10-Q
period 2010-06-30
Lender Processing Services, Inc.
filed 2010-08-09
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
     As of July 31, 2010, 93,075,897 shares of the registrant’s common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2010
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Consolidated Statements of Earnings for the three and six months ended June 30, 2010 and 2009	4
Consolidated Statements of Comprehensive Earnings for the three and six months ended June 30, 2010 and 2009	5
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	37
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June	December
	30, 2010	31, 2009 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$108,593	$70,528
Trade receivables, net of allowance for doubtful accounts of $26.1 million and $26.0 million, respectively	383,821	401,333
Other receivables	3,932	3,770
Prepaid expenses and other current assets	35,146	26,985
Deferred income taxes, net	44,377	47,528

Total current assets	575,869	550,144

Property and equipment, net of accumulated depreciation of $157.8 million and $146.2 million, respectively	122,230	113,108
Computer software, net of accumulated amortization of $136.5 million and $120.3 million, respectively	202,646	185,376
Other intangible assets, net of accumulated amortization of $317.0 million and $304.4 million, respectively	60,841	72,796
Goodwill	1,166,142	1,166,142
Other non-current assets	107,448	109,738

Total assets	$2,235,176	$2,197,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$110,100	$40,100
Trade accounts payable	46,194	38,166
Accrued salaries and benefits	34,854	54,376
Recording and transfer tax liabilities	14,038	15,208
Due to affiliates	—	3,321
Other accrued liabilities	149,108	151,601
Deferred revenues	52,849	66,602

Total current liabilities	407,143	369,374

Deferred revenues	36,404	37,681
Deferred income taxes, net	73,695	65,215
Long-term debt, net of current portion	1,176,700	1,249,250
Other non-current liabilities	19,818	19,926

Total liabilities	1,713,760	1,741,446

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million and 97.0 million shares issued at June 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	199,769	173,424
Retained earnings	464,936	330,963
Accumulated other comprehensive loss	(2,928)	(7,630)
Treasury stock $0.0001 par value; 3.9 million and 1.2 million shares at June 30, 2010 and December 31, 2009, respectively, at cost	(140,371)	(40,909)

Total stockholders’ equity	521,416	455,858

Total liabilities and stockholders’ equity	$2,235,176	$2,197,304

(1)	Derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Processing and services revenues (note 3)	$599,081	$613,171	$1,191,475	$1,142,988
Cost of revenues (note 3)	390,847	404,014	786,869	758,716

Gross profit	208,234	209,157	404,606	384,272
Selling, general, and administrative expenses (note 3)	59,815	65,431	120,535	136,609

Operating income	148,419	143,726	284,071	247,663

Other income (expense):
Interest income	300	442	923	966
Interest expense	(18,615)	(21,625)	(37,460)	(43,539)
Other expense, net	119	(13)	123	(14)

Total other income (expense)	(18,196)	(21,196)	(36,414)	(42,587)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	130,223	122,530	247,657	205,076
Provision for income taxes	49,810	46,866	94,728	78,441

Earnings from continuing operations before equity in losses of unconsolidated entity	80,413	75,664	152,929	126,635
Equity in losses of unconsolidated entity	—	—	—	(37)

Earnings from continuing operations	80,413	75,664	152,929	126,598
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	80,413	75,664	152,929	126,094
Net earnings attributable to noncontrolling minority interest	—	(424)	—	(808)

Net earnings attributable to Lender Processing Services, Inc.	$80,413	$75,240	$152,929	$125,286

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$80,413	$75,240	$152,929	$125,790
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	$80,413	$75,240	$152,929	$125,286

Net earnings per share — basic from continuing operations	$0.85	$0.79	$1.61	$1.32
Net earnings per share — basic from discontinued operation	—	—	—	—

Net earnings per share — basic	$0.85	$0.79	$1.61	$1.32

Weighted average shares outstanding — basic	94,408	95,819	94,967	95,334

Net earnings per share — diluted from continuing operations	$0.85	$0.78	$1.60	$1.31
Net earnings per share — diluted from discontinued operation	—	—	—	—

Net earnings per share — diluted	$0.85	$0.78	$1.60	$1.31

Weighted average shares outstanding — diluted	94,910	96,133	95,660	95,709

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$80,413	$75,240	$152,929	$125,286
Other comprehensive earnings (loss):
Unrealized (loss) gain on other investments, net of tax	(6)	(17)	(403)	30
Unrealized gain on interest rate swaps, net of tax (1)	2,829	2,143	5,105	2,828

Other comprehensive earnings (loss)	2,823	2,126	4,702	2,858

Comprehensive earnings attributable to Lender Processing Services, Inc.	$83,236	$77,366	$157,631	$128,144

(1)	Net of income taxes of $1.8 million and $1.4 million, and $3.2 million and $1.8 million for the three and six months ended June 30, 2010 and 2009, respectively.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
	(In thousands)
Balances, December 31, 2009	97,049	$10	$173,424	$330,963	$(7,630)	(1,210)	$(40,909)	$455,858
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	152,929	—	—	—	152,929
Cash dividends paid (1)	—	—	—	(18,956)	—	—	—	(18,956)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Exercise of stock options and restricted stock activity	376	—	12,670	—	—	(44)	(1,764)	10,906
Income tax expense from exercise of stock options	—	—	(162)	—	—	—	—	(162)
Stock-based compensation	—	—	13,837	—	—	—	—	13,837
Treasury stock repurchases	—	—	—	—	—	(2,599)	(97,698)	(97,698)
Unrealized loss on investments, net	—	—	—	—	(403)	—	—	(403)
Unrealized gain on interest rate swaps, net	—	—	—	—	5,105	—	—	5,105

Balances, June 30, 2010	97,427	$10	$199,769	$464,936	$(2,928)	(3,853)	$(140,371)	$521,416

(1)	Dividends of $0.10 per common share were paid on March 30, 2010 and June 17, 2010.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$152,929	$125,286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,294	47,579
Amortization of debt issuance costs	2,317	2,645
Gain on sale of discontinued operation	—	(2,574)
Deferred income taxes, net	9,023	(651)
Stock-based compensation	13,837	13,302
Income tax expense (benefit) from exercise of stock options	162	(1,356)
Equity in losses of unconsolidated entity	—	37
Noncontrolling minority interest	—	808
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	17,512	(76,919)
Other receivables	(162)	10,264
Prepaid expenses and other assets	(13,699)	(11,599)
Deferred revenues	(15,031)	(158)
Accounts payable, accrued liabilities and other liabilities	(7,513)	97,606

Net cash provided by operating activities	206,669	204,270

Cash flows from investing activities:
Additions to property and equipment	(23,371)	(23,201)
Additions to capitalized software	(33,795)	(25,206)
Acquisition of title plants	—	(9,395)
Acquisitions, net of cash acquired	—	(16,403)
Proceeds from sale of discontinued operation, net of cash distributed	—	(32,638)

Net cash used in investing activities	(57,166)	(106,843)

Cash flows from financing activities:
Debt service payments	(2,550)	(143,481)
Exercise of stock options and restricted stock activity	10,906	109
Income tax (expense) benefit from exercise of stock options	(162)	1,356
Cash dividends paid	(18,956)	(19,134)
Treasury stock repurchases	(97,698)	—
Payments of contingent consideration related to acquisitions	(2,978)	—

Net cash used in financing activities	(111,438)	(161,150)

Net increase (decrease) in cash and cash equivalents	38,065	(63,723)
Cash and cash equivalents, beginning of period	70,528	125,966

Cash and cash equivalents, end of period	$108,593	$62,243

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,558	$41,828

Cash paid for taxes	$71,332	$47,862

Non-cash redistribution of assets to FIS	$—	$434

Non-cash consideration received from sale of discontinued operation	$—	$40,310

Non-cash consideration issued in acquisition of business	$—	$(5,162)

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
(2) Fair Value
Fair Value of Financial Assets and Liabilities
     The fair value of financial assets and liabilities is determined using the following fair value hierarchy:
•	Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     The following tables set forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis.
     As of June 30, 2010 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$108.6	$108.6	$—	$—	$108.6
Long-term debt (note 6)	Liability	1,286.8	386.2	908.4	—	1,294.6
Interest rate swaps (note 6)	Liability	4.9	—	4.9	—	4.9
     As of December 31, 2009 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$70.5	$70.5	$—	$—	$70.5
Long-term debt (note 6)	Liability	1,289.4	390.7	912.3	—	1,303.0
Interest rate swaps (note 6)	Liability	13.2	—	13.2	—	13.2
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
(3) Related Party Transactions
     We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as Executive Chairman of the board of directors of FNF and served as Executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley retired from our Board of Directors on March 15, 2009, and so FNF is not a related party for periods subsequent to that date. Because Lee A. Kennedy, our Executive Chairman served on our Board of Directors since May 2008, and served as an executive and a director of FIS until February 28, 2010, FIS was considered a related party of the Company. Mr. Kennedy retired as an executive and a director of FIS on February 28, 2010, and so FIS is not a related party of the Company for periods subsequent to that date. Additionally, Mr. Kennedy was appointed interim Chairman and Chief Executive Officer of Ceridian Corporation (“Ceridian”) on January 25, 2010, and therefore, Ceridian will be a related party for periods during the term of his interim service.
     We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, we have been allocated corporate costs from FIS and continue to receive limited corporate services from FIS for a period of time, and have other agreements under which we incur other expenses to, or receive revenues from, FIS and FNF. A summary of these agreements in effect as of June 30, 2010 is as follows:
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.
     A detail of related party items included in revenues for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010 (1)	2009 (2)
Title agency commissions	$—	$—	$—	$74.8
Software development revenue	—	—	—	13.4
Other data related services	—	—	—	3.4

Total revenues	$—	$—	$—	$91.6

(1)	Includes revenues generated from FIS under these agreements through February 28, 2010. The revenues generated from FIS were less than $10,000 during the period from January 1, 2010 to February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to generate revenues from contracts that were entered into while FIS was a related party.

(2)	Includes revenues generated from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.
•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement had an initial term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days prior written notice. The title production services agreement can be terminated by either party upon 30 days prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. In connection with the spin-off, we entered into an agreement with FNF for the provision of certain administrative corporate support services by FNF, including statutory accounting, risk management and real estate brokerage services. We also entered into corporate services agreements with FIS under which we received from, and we provided to, FIS certain transitional corporate support services, including accounting, treasury, payroll, human resources, internal audit, information technology, and other corporate administrative support services. The pricing for all of these services, both from FNF and FIS, and to FIS, is on an at-cost basis. The term of the corporate services agreement with FNF expired on July 2, 2010, although we have entered into agreements with FNF under which it will continue to provide risk management and real estate brokerage services to us on an at cost basis. The corporate services agreements with FIS have been extended for a limited period of time solely with respect to certain information technology services provided by FIS to, and received by FIS from, us. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Agreement to receive support services from Ceridian. Ceridian provides certain support services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The FMLA and military leave agreement had an initial term of one year beginning in January 2010 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach. The

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
COBRA agreement had an initial term of one year beginning in January 2009 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach.

•	Corporate aircraft use agreements. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS are also permitted users of any aircraft leased by LPS. LPS is also a party to an aircraft cost sharing agreement with FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement), but may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V,” which is leased by FNF and is located on the Company’s corporate headquarters campus. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V, together with furniture and furnishings. In addition, the Company’s financials include amounts paid by FNF and FIS for the lease of office space located at the Company’s corporate headquarters campus and property management services for FNF for Building V.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FNF and FIS related to various licensing and cost sharing agreements, as well as the payment of certain amounts by the Company to FNF or its subsidiaries in connection with our use of certain intellectual property or other assets of or services by FNF.
     A detail of related party items included in expenses for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010 (1)	2009 (2)
Title plant information expense (3)	$—	$—	$—	$4.1
Corporate services (4)	—	3.1	(0.1)	6.6
Licensing, leasing and cost sharing agreements (4)	—	(0.7)	0.1	(1.9)

Total expenses	$—	$2.4	$—	$8.8

(1)	Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to incur expenses and receive reimbursements under contracts that were entered into while FIS was a related party.

(2)	Includes expense reimbursements paid to or received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses and receive reimbursements under contracts that were entered into while FNF was a related party.

(3)	Included in cost of revenues.

(4)	Included in selling, general, and administrative expenses.
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
(4) Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three and six months ending June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$80,413	$75,240	$152,929	$125,790
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	$80,413	$75,240	$152,929	$125,286

Weighted average shares outstanding — basic	94,408	95,819	94,967	95,334
Plus: Common stock equivalent shares	502	314	693	375

Weighted average shares outstanding — diluted	94,910	96,133	95,660	95,709

Net earnings per share — basic from continuing operations	$0.85	$0.79	$1.61	$1.32
Net earnings per share — basic from discontinued operation	—	—	—	—

Net earnings per share — basic	$0.85	$0.79	$1.61	$1.32

Net earnings per share — diluted from continuing operations	$0.85	$0.78	$1.60	$1.31
Net earnings per share — diluted from discontinued operation	—	—	—	—

Net earnings per share — diluted	$0.85	$0.78	$1.60	$1.31

     Options to purchase approximately 4.3 million shares and 5.7 million shares, and 2.7 million shares and 5.6 million shares of our common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively, because they were antidilutive.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the second quarter of 2010, we repurchased 1.6 million shares of our stock for $57.4 million, at an average price of $36.37 per share. As of June 30, 2010, we had $68.8 million remaining available for repurchases under our $150.0 million authorization approved by our Board of Directors on February 5, 2010.
     On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder, and is effective through July 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
(5) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired during the year ended December 31, 2009 are included in the consolidated financial statements from and after the date of acquisition. We did not acquire any entities during the first six months of 2010. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2009 through June 30, 2010 was not significant individually or in the aggregate to our historical financial results.
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
RealEC Technologies, Inc.
     On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $0.4 million and $0.8 million for the three and six months ended June 30, 2009. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.
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
FNRES Holdings, Inc.
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. The exchange resulted in FNRES, which we subsequently renamed LPS Real Estate Group, Inc., becoming our wholly-owned subsidiary. Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009. The net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings for the three and six months ended June 30, 2009.
     FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included in discontinued operation in our consolidated statements of earnings for the six months ended June 30, 2009. The valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.6 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6) Long-Term Debt
     Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.35% at June 30, 2010), quarterly principal amortization, maturing July 2013	$420,000	$420,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.85% at June 30, 2010), quarterly principal amortization, maturing July 2014	499,800	502,350
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.35%, 2.09% or 4.25%, respectively, at June 30, 2010), maturing July 2013. Total of $138.9 million unused (net of outstanding letters of credit) as of June 30, 2010	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	367,000

	1,286,800	1,289,350
Less current portion	(110,100)	(40,100)

Long-term debt, excluding current portion	$1,176,700	$1,249,250

     The fair value of the Company’s long-term debt as of June 30, 2010 is estimated to be approximately 101% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on February 23, 2010.
Interest Rate Swaps
     We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in liabilities of $4.9 million and $13.2 million as of June 30, 2010 and December 31, 2009, respectively, and is included in the accompanying consolidated balance sheets in other accrued liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings for the three and six months ended June 30, 2010 and 2009 is as follows (in millions):

	Amount of Gain (Loss) Recognized in OCE on Derivatives
Derivatives in Cash	Three months ended June 30,		Six months ended June 30,
Flow Hedging Relationships	2010	2009	2010	2009
Interest rate swap contract	$0.1	$(1.3)	$(1.1)	$(5.2)

	Amount of Loss Reclassified from Accumulated OCE into Income
Location of Loss Reclassified	Three months ended June 30,		Six months ended June 30,
from Accumulated OCE into Income	2010	2009	2010	2009
Interest expense	$(4.5)	$(5.0)	$(9.3)	$(9.9)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(7) Income Taxes
     Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of June 30, 2010, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions depart from customary litigation incidental to our business.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. As previously disclosed, the U.S. Attorney’s office for the Middle District of Florida has been conducting an inquiry concerning certain business processes of our document solutions business. The Florida Attorney General has initiated a similar civil inquiry. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries, and we do not believe that the outcome of these inquiries will have a material adverse impact on our business or results of operations.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow and fiduciary arrangements described below.
Escrow and Fiduciary Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow or fiduciary accounts, pending completion of real estate related transactions. These amounts are maintained in segregated accounts and have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2010, the aggregate value of all amounts held in escrow and fiduciary accounts in our title agency, closing and tax services operations totaled $329.7 million.
(9) Stock Option Plans
     Awards issued to our employees prior to the spin-off were originally issued under plans established by FIS and old FNF. On July 2, 2008, in connection with the spin-off, all options and restricted stock awards held by our employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by our new stock option plan. The exercise price and number of shares subject to each option and restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices, which resulted in an equal fair value of the options before and after the exchange. Therefore, no compensation charge was recorded in connection with the conversion. Since July 2, 2008, all options and awards held by our employees are issuable in LPS common stock.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of June 30, 2010, 3.0 million share-based awards were available for future grant under the Plan. The shares may be issued from authorized and unissued shares of the Company’s common stock, or from the Company’s treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
     The Company recognizes equity compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense of $7.3 million and $6.5 million, and $13.8 million and $13.3 million during the three and six months ended June 30, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Additionally, we recorded an income tax benefit (expense) related to the exercise of stock options of $0.6 million and $0.2 million, and $(0.2) million and $1.4 million for the three and six months ended June 30, 2010 and 2009, respectively.
     During the three and six months ended June 30, 2010 and 2009, respectively, $1.8 million and $0.4 million, and $2.2 million and $1.5 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.
     As of June 30, 2010, the Company had $57.3 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.53 years.
Options
     We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends. The volatility assumptions are based on historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. Due to the Company’s recent public status, its historical volatility data is not considered in determining expected volatility. Currently, the expected life of the options is determined based on the Securities and Exchange Commission’s safe harbor provision for companies without enough historical data. Previously, the expected life of the options was determined based on the simplified assumption that the options will be exercised evenly from vesting to expiration.
     The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the six months ended June 30, 2010 and 2009:

	Weighted	Risk Free		Expected	Weighted Average
	Average	Interest	Volatility	Dividend	Expected Life
Period	Fair Value	Rate	Factor	Yield	(In Years)
2010	$10.87	2.3%	36%	1.1%	4.5
2009	$8.30	1.9%	35%	1.4%	5.0
     The following table summarizes stock option activity under the Plan during the six months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Exercisable
	of Shares	Price	Life	Shares
Outstanding as of December 31, 2009	6,806,710	$32.16
Total Granted	1,434,700	36.15
Exercised (1)	(399,415)	32.76
Forfeited	(19,300)	33.42

Outstanding as of June 30, 2010 (2)	7,822,695	32.86	5.05	3,601,257

(1)	The total intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $0.5 million and $3.0 million, respectively.

(2)	The total intrinsic value of stock options outstanding as of June 30, 2010 was $12.5 million. The total intrinsic value of stock options exercisable as of June 30, 2010 was $8.7 million.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 2%, total approximately 7.7 million, have a weighted average remaining contractual life of 5.05 years, a weighted average exercise price of $32.86 and an intrinsic value of $12.2 million.
Restricted Stock
     On May 10, 2010, we granted approximately 0.4 million shares of restricted stock with a grant date fair value of $36.14. This grant is subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.
     As of June 30, 2010, approximately 0.5 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 0.4 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding.
(10) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.

	Technology,	Loan
	Data and	Transaction	Corporate
As of and for the three months ended June 30, 2010 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$185,208	$415,517	$(1,644)	$599,081
Cost of revenues	100,317	292,107	(1,577)	390,847

Gross profit	84,891	123,410	(67)	208,234
Selling, general and administrative expenses	20,066	21,798	17,951	59,815

Operating income	$64,825	$101,612	$(18,018)	$148,419

Depreciation and amortization	$16,047	$5,749	$1,844	$23,640

Balance sheet data:
Total assets	$1,185,007	$824,825	$225,344	$2,235,176

Goodwill	$760,081	$406,061	$—	$1,166,142

	Technology,	Loan
	Data and	Transaction	Corporate
As of and for the three months ended June 30, 2009 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$171,889	$448,044	$(6,762)	$613,171
Cost of revenues	98,929	311,349	(6,264)	404,014

Gross profit	72,960	136,695	(498)	209,157
Selling, general and administrative expenses	17,824	27,064	20,543	65,431

Operating income	$55,136	$109,631	$(21,041)	$143,726

Depreciation and amortization	$16,441	$5,126	$2,021	$23,588

Balance sheet data:
Total assets	$1,138,154	$828,721	$197,028	$2,163,903

Goodwill	$753,731	$377,072	$—	$1,130,803

	Technology,	Loan
	Data and	Transaction	Corporate
For the six months ended June 30, 2010 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$364,670	$830,802	$(3,997)	$1,191,475
Cost of revenues	206,112	584,716	(3,959)	786,869

Gross profit	158,558	246,086	(38)	404,606
Selling, general and administrative expenses	39,877	45,655	35,003	120,535

Operating income	$118,681	$200,431	$(35,041)	$284,071

Depreciation and amortization	$32,585	$10,935	$3,774	$47,294

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Technology,	Loan
	Data and	Transaction	Corporate
For the six months ended June 30, 2009 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$331,768	$822,567	$(11,347)	$1,142,988
Cost of revenues	189,392	580,285	(10,961)	758,716

Gross profit	142,376	242,282	(386)	384,272
Selling, general and administrative expenses	33,890	54,423	48,296	136,609

Operating income	$108,486	$187,859	$(48,682)	$247,663

Depreciation and amortization	$33,816	$9,734	$4,024	$47,574

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
     The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company’s main sources of internally generated cash are distributions and other payments with respect to its ownership interests in the subsidiaries, which are derived from the cash flows generated by the subsidiaries.
     The following tables set forth, on a condensed consolidating basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and six months ended June 30, 2010.
     The following table represents our condensed consolidating balance sheet as of June 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Assets:
Current assets	$20,037	$528,630	$27,202	$—	$575,869
Investment in subsidiaries	1,774,931	—	—	(1,774,931)	—
Non-current assets	15,144	1,628,166	15,997	—	1,659,307

Total assets	$1,810,112	$2,156,796	$43,199	$(1,774,931)	$2,235,176

Liabilities and stockholders’ equity:
Current liabilities	$111,996	$278,175	$16,972	$—	$407,143

Total liabilities	1,288,696	407,078	17,986	—	1,713,760

Total stockholders’ equity	521,416	1,749,718	25,213	(1,774,931)	521,416

Total liabilities and stockholders’ equity	$1,810,112	$2,156,796	$43,199	$(1,774,931)	$2,235,176

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table represents our condensed consolidating statement of earnings for the three months ended June 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company (1)	Guarantors	Subsidiaries	Adjustments	Amounts
Processing and services revenues	$—	$537,450	$61,631	$—	$599,081
Operating expenses	7,280	386,052	57,330	—	450,662

Operating income	(7,280)	151,398	4,301	—	148,419
Total other income (expense)	(18,615)	232	187	—	(18,196)

Earnings before income taxes and equity in earnings of consolidated entities	(25,895)	151,630	4,488	—	130,223
Provision for income taxes	(9,905)	57,998	1,717	—	49,810

Earnings before equity in earnings of consolidated entities	(15,990)	93,632	2,771	—	80,413
Equity in income of consolidated entities, net of tax	96,403	—	—	(96,403)	—

Net earnings	$80,413	$93,632	$2,771	$(96,403)	$80,413

(1)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.
     The following table represents our condensed consolidating statement of earnings for the six months ended June 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company (1)	Guarantors	Subsidiaries	Adjustments	Amounts
Processing and services revenues	$—	$1,061,928	$129,547	$—	$1,191,475
Operating expenses	13,837	769,927	123,640	—	907,404

Operating income	(13,837)	292,001	5,907	—	284,071
Total other income (expense)	(37,460)	573	473	—	(36,414)

Earnings before income taxes and equity in earnings of consolidated entities	(51,297)	292,574	6,380	—	247,657
Provision for income taxes	(19,622)	111,909	2,441	—	94,728

Earnings before equity in earnings of consolidated entities	(31,675)	180,665	3,939	—	152,929
Equity in income of consolidated entities, net of tax	184,604	—	—	(184,604)	—

Net earnings	$152,929	$180,665	$3,939	$(184,604)	$152,929

(1)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.
     The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Cash flows from operating activities:
Net earnings	$152,929	$180,665	$3,939	$(184,604)	$152,929
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(166,757)	54,647	139	184,604	72,633
Changes in assets and liabilities, net of effects from acquisitions	(26,472)	1,971	5,608	—	(18,893)

Net cash provided by operating activities	(40,300)	237,283	9,686	—	206,669
Net cash used in investing activities	—	(57,152)	(14)	—	(57,166)
Net cash used in financing activities	(108,460)	(2,978)	—	—	(111,438)

Net increase in cash and cash equivalents	$(148,760)	$177,153	$9,672	$—	38,065

Cash and cash equivalents, beginning of period					70,528

Cash and cash equivalents, end of period					$108,593

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(12) Subsequent Events
     Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than the events described below, that would require recognition in the consolidated financial statements or disclosure in the notes to consolidated financial statements.
Dividend Declared
     On July 22, 2010, we announced a regular quarterly dividend of $0.10 per common share. The dividend is payable on September 16, 2010, to shareholders of record as of the close of business on September 2, 2010.
Share Repurchases
     Subsequent to June 30, 2010, we have repurchased 0.9 million shares of our stock for $28.2 million, at an average price of $32.24 per share.
     On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder, and is effective through July 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
Interest Rate Swaps
     On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

		Bank Pays	LPS Pays
Period	Notional Amount	Variable Rate of	Fixed Rate of
	(in millions)
December 31, 2010 to December 31, 2011	$ 225.0	1 Month LIBOR	0.605%
December 31, 2011 to December 31, 2012	150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	75.0	1 Month LIBOR	2.080%

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
Overview
     We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 31% and 69%, and 30% and 70% of our revenues for the three and six months ended June 30, 2010, respectively. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	our data and analytics businesses, which include our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, our fraud detection solutions and our advanced analytic services, which assist our customers in their loan marketing, loss mitigation and fraud prevention efforts.

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
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years resulting in a reduction of revenues in some of our businesses. Various measures taken by the federal government to reduce interest rates led to increased refinancing activity through much of 2009, but refinancing levels have declined in the first half of 2010.
     Other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on refinancing activity. Under the Homeowner Affordability and Stability Plan (the “HASP”), homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, would be able to get a refinancing loan. The Treasury Department initially estimated that many of the 4 to 5 million homeowners who fit this description would be eligible to refinance their loans under this program.
     According to the Mortgage Bankers Association’s (“MBA”) current Mortgage Finance Forecast, U.S. mortgage originations (including refinancing) were approximately $2.1 trillion and $1.5 trillion in 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.5 trillion mortgage origination market for 2010. The MBA further forecasts that this decrease will result primarily from less refinancing activity. The MBA estimates that loan origination volumes in the first six months of 2010 were approximately 18% lower than the first six months of 2009.
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

     In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations, in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, the same government legislation aimed at mitigating the current downturn in the housing market that may have a positive effect on refinancing activity adversely affects our default management operations. In addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments.
     The Home Affordable Modification Program (“HAMP”) under the HASP is designed to help as many as 3 to 4 million homeowners avoid foreclosure by providing affordable and sustainable mortgage loans over the next several years. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. Through the end of the second quarter of 2010, the Treasury estimates that banks had worked through most of the approximately 1.7 million loans currently eligible for the program, with 1.4 million trial modifications having been offered, 1.2 million actually being implemented and 389,000 of the trial modifications becoming permanent. Although we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program’s current criteria or if those criteria are broadened), the pace of modifications has slowed during 2010, from 89,000 in January to 15,000 in June, indicating a lessened impact going forward. However, we cannot predict the ultimate impact that the HASP and other foreclosure relief and loan modification initiatives, as well as other current or future governmental initiatives to stimulate the economy and increase the flow of credit, may have on our various businesses.
     Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to lenders focusing their resources on trying to make modifications under the HAMP program in recent quarters. Foreclosure starts declined in the first half of 2010 compared to the same period in 2009, in part due to lender efforts to ensure compliance with new government directives intended to increase the success of the HAMP program. In addition, delinquency rates remain high. These factors suggest that the size of the overall default market is likely to be the same or slightly smaller in 2010 compared to 2009, and then increase over the following year, which should in turn have a positive effect on our default revenues.
     We have approximately $1,286.8 million in long-term debt outstanding as of June 30, 2010, of which approximately $1,007.0 million bears interest at a fixed rate ($640.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it may be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
     In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies, reduce costs, improve processing transparency and improve risk management. Further, in a slow economy or struggling mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities. We have continued to gain new customers, including three significant additions to our Desktop application, one of which was operational in June 2010 while the others are still in the implementation phase. The addition of these customers should enhance our positioning to take further advantage of any increase in foreclosure volumes.
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which contains broad changes for many sectors of the financial services and lending industries, was signed into law. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. While we believe that we will be able to comply with the new federal and any new state requirements going forward, it is too early to predict with certainty what impact those requirements may have on our business or the results of our operations.
Factors Affecting Comparability
     There have been no significant transactions that affect the comparability of the Company’s consolidated financial statements.

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

Results of Operations for the three months ended June 30, 2010 and 2009
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Three months ended June 30,			As a % of Revenue (1) (2)		Variance 2010 vs. 2009 (1) (2)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$599.1	$613.2	100.0%	100.0%	$(14.1)	(2.3)%
Cost of revenues	390.8	404.0	65.2%	65.9%	13.2	3.3%

Gross profit	208.2	209.2	34.8%	34.1%	(1.0)	(0.5)%
Gross margin	34.8%	34.1%
Selling, general and administrative expenses	59.8	65.4	10.0%	10.7%	5.6	8.6%

Operating income	148.4	143.8	24.8%	23.5%	4.6	3.2%

Operating margin	24.8%	23.5%
Other income (expense)	(18.2)	(21.2)	3.0%	3.5%	3.0	14.2%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	130.2	122.6	21.7%	20.0%	7.6	6.2%
Provision for income taxes	49.8	46.9	8.3%	7.6%	(2.9)	(6.2)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	80.4	75.7	13.4%	12.3%	4.7	6.2%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	—	(0.4)	nm	nm	0.4	100.0%

Net earnings attributable to Lender Processing Services, Inc.	$80.4	$75.3	13.4%	12.3%	$5.1	6.8%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$0.85	$0.78

(1)	Columns may not total due to rounding.

(2)	Certain operating items are not material as a percentage of revenues, as indicated by “nm.”
     Processing and Services Revenues
     Processing and services revenues decreased $14.1 million, or 2.3%, during the second quarter of 2010 when compared to the second quarter of 2009. The decrease was driven by a decline in revenues from our Loan Transaction Services segment, partially offset by an increase in revenues from our Technology, Data and Analytics segment. The decrease in our Loan Transactions Services segment during the quarter resulted primarily from decreasing industry volume trends affecting both our loan facilitation services, which include our front-end loan origination related services, and our default management services. The increase in our Technology, Data and Analytics segment during the quarter was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. The growth was also driven by an increase in loan activity fees, professional services and license-based revenues during the current year quarter.
     Cost of Revenues
     Cost of revenues decreased $13.2 million, or 3.3%, during the second quarter of 2010 when compared to the second quarter of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 65.9% during the second quarter of 2009 to 65.2% in the same period of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from loan activity fees, professional services and license-based revenues, partially offset by continued investments in our mortgage processing and Desktop technology platforms, and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $208.2 million and $209.2 million during the second quarter of 2010 and 2009, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 34.8% and 34.1% during the second quarter of 2010 and 2009, respectively. The increase in gross margin during the second quarter of 2010 when compared to the second quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $5.6 million, or 8.6%, during the second quarter of 2010 when compared to the second quarter of 2009. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.0% and 10.7% during the second quarter of 2010 and 2009, respectively. The decrease in selling, general and administrative expenses was primarily due to an increased emphasis on cost control, as well as from lower incentive compensation, partially offset by higher stock compensation costs.
     Operating Income
     Operating income increased $4.6 million, or 3.2%, during the second quarter of 2010 when compared to the second quarter of 2009. Operating income as a percentage of processing and services revenues (“operating margin”) increased from 23.5% during the second quarter of 2009 to 24.8% in the second quarter of 2010 as a result of the factors described above.
     Other Income (Expense)
     Other income and expense, which consists of interest income, interest expense and other items, was $18.2 million and $21.2 million during the second quarter of 2010 and 2009, respectively. The decrease during the current year quarter was primarily due to a reduction in interest expense, which totaled $18.6 million and $21.6 million during the second quarter of 2010 and 2009, respectively, resulting from lower interest rates and principal balances.
     Income Taxes
     Income taxes were $49.8 million and $46.9 million during the second quarter of 2010 and 2009, respectively. The effective tax rate was 38.25% during both the second quarter of 2010 and 2009.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $0.4 million during the second quarter of 2009.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $80.4 million and $75.3 million during the second quarter of 2010 and 2009, respectively. Net earnings per diluted share totaled $0.85 and $0.78 during the second quarter of 2010 and 2009, respectively. The increase during the second quarter of 2010 when compared to the second quarter of 2009 was a result of the factors described above.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

Three months ended June 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$185.2	$171.9	100.0%	100.0%	$13.3	7.7%
Cost of revenues	100.3	98.9	54.2%	57.5%	(1.4)	(1.4)%

Gross profit	84.9	73.0	45.8%	42.5%	11.9	16.3%
Gross margin	45.8%	42.5%
Selling, general and administrative expenses	20.1	17.8	10.9%	10.4%	(2.3)	(12.9)%

Operating income	$64.8	$55.1	35.0%	32.1%	$9.7	17.6%

Operating margin	35.0%	32.1%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $13.3 million, or 7.7%, during the second quarter of 2010 when compared to the second quarter of 2009. The increase during the second quarter of 2010 was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. The growth was also driven by an increase in loan activity fees, professional services and license-based revenues during the current year quarter.
     Cost of Revenues
     Cost of revenues increased $1.4 million, or 1.4%, during the second quarter of 2010 when compared to the second quarter of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 57.5% during the second quarter of 2009 to 54.2% in the second quarter of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from loan activity fees, professional services and license-based revenues, partially offset by continued investments in our mortgage processing and Desktop technology platforms, and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $84.9 million and $73.0 million during the second quarter of 2010 and 2009, respectively. Gross margin was 45.8% and 42.5% during the second quarter of 2010 and 2009, respectively. The increase in gross margin during the second quarter of 2010 when compared to the second quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $20.1 million and $17.8 million during the second quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses increased from 10.4% during the second quarter of 2009 to 10.9% in the second quarter of 2010 as a result of higher personnel costs.
     Operating Income
     Operating income increased $9.7 million, or 17.6%, during the second quarter of 2010 when compared to the second quarter of 2009. Operating margin increased from 32.1% during the second quarter of 2009 to 35.0% in the second quarter of 2010 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended June 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$415.5	$448.0	100.0%	100.0%	$(32.5)	(7.3)%
Cost of revenues	292.1	311.3	70.3%	69.5%	19.2	6.2%

Gross profit	123.4	136.7	29.7%	30.5%	(13.3)	(9.7)%
Gross margin	29.7%	30.5%
Selling, general and administrative expenses	21.8	27.1	5.2%	6.0%	5.3	19.6%

Operating income	$101.6	$109.6	24.5%	24.5%	$(8.0)	(7.3)%

Operating margin	24.5%	24.5%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues decreased $32.5 million, or 7.3%, during the second quarter of 2010 when compared to the second quarter of 2009. The decrease during the second quarter of 2010 resulted in part from decreasing industry volume trends for both origination and foreclosure starts, offset by continued market share gains in both our loan facilitation and default management services.
     Cost of Revenues
     Cost of revenues decreased $19.2 million, or 6.2%, during the second quarter of 2010 when compared to the second quarter of 2009. Cost of revenues as a percentage of processing and services revenues increased from 69.5% during the second quarter of 2009 to 70.3% in the second quarter of 2010 primarily due to a change in revenue mix as we realized higher revenue contributions from our asset management operation which carries a higher associated cost of revenue.
     Gross Profit
     Gross profit was $123.4 million and $136.7 million during the second quarter of 2010 and 2009, respectively. Gross margin was 29.7% and 30.5% during the second quarter of 2010 and 2009, respectively. The decrease in gross margin during the second quarter of 2010 when compared to the second quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $21.8 million and $27.1 million during the second quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 6.0% during the second quarter of 2009 to 5.2% in the second quarter of 2010 as a result of an increased emphasis on cost control, as well as from lower incentive compensation.
     Operating Income
     Operating income decreased $8.0 million, or 7.3%, during the second quarter of 2010 when compared to the second quarter of 2009. Operating margin was 24.5% during the second quarter of 2010 and 2009 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $18.0 million and $21.0 million during the second quarter of 2010 and 2009, respectively. The decrease in net corporate expenses during the second quarter of 2010 as compared to the second quarter of 2009 was primarily due to lower incentive compensation costs, partially offset by increased stock related compensation expense. Stock related compensation costs totaled $7.3 million and $6.5 million during the second quarter of 2010 and 2009, respectively.

Results of Operations for the six months ended June 30, 2010 and 2009
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Six months ended June 30,			As a % of Revenue (1) (2)		Variance 2010 vs. 2009 (1) (2)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$1,191.5	$1,143.0	100.0%	100.0%	$48.5	4.2%
Cost of revenues	786.9	758.7	66.0%	66.4%	(28.2)	(3.7)%

Gross profit	404.6	384.3	34.0%	33.6%	20.3	5.3%
Gross margin	34.0%	33.6%
Selling, general and administrative expenses	120.5	136.6	10.1%	12.0%	16.1	11.8%

Operating income	284.1	247.7	23.8%	21.7%	36.4	14.7%

Operating margin	23.8%	21.7%
Other income (expense)	(36.4)	(42.6)	3.1%	3.7%	6.2	14.6%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	247.7	205.1	20.8%	17.9%	42.6	20.8%
Provision for income taxes	94.7	78.5	7.9%	6.9%	(16.2)	(20.6)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	152.9	126.6	12.8%	11.1%	26.3	20.8%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	—	(1.3)	nm	nm	1.3	100.0%

Net earnings attributable to Lender Processing Services, Inc.	$152.9	$125.3	12.8%	11.0%	$27.6	22.0%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$1.60	$1.31

(1)	Columns may not total due to rounding.

(2)	Certain operating items are not material as a percentage of revenues, as indicated by “nm.”
     Processing and Services Revenues
     Processing and services revenues increased $48.5 million, or 4.2%, during the first six months of 2010 when compared to the first six months of 2009. The increase was driven by growth in both our Loan Transaction Services and our Technology, Data and Analytics segments. The increase in our Loan Transaction Services segment during the period resulted from growth in our loan facilitation services, which include our front-end loan origination related services. This growth was due to market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels. The growth in our loan facilitation services was partially offset by a decline in our default management services. The decrease in default management services is primarily due to lower foreclosure volumes, offset by market share gains. The increase in our Technology, Data and Analytics segment during the period was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. The growth was also driven by an increase in loan activity fees, professional services and license-based revenues during the current year quarter.

     Cost of Revenues
     Cost of revenues increased $28.2 million, or 3.7%, during the first six months of 2010 when compared to the first six months of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 66.4% during the first six months of 2009 to 66.0% in the same period of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from loan activity fees, professional services and license-based revenues, partially offset by continued investments in our mortgage processing and Desktop technology platforms, and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $404.6 million and $384.3 million during the first six months of 2010 and 2009, respectively. Gross margin was 34.0% and 33.6% during the first six months of 2010 and 2009, respectively. The nominal increase in gross margin during the first six months of 2010 when compared to the first six months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $16.1 million, or 11.8%, during the first six months of 2010 when compared to the first six months of 2009. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.1% and 12.0% during the first six months of 2010 and 2009, respectively. The decrease in selling, general and administrative expenses was primarily due to a $6.8 million charge recognized during the first six months of 2009 related to the retirement of three LPS directors, as well as other one-time restructuring costs totaling $2.2 million that were recognized in the first six months of 2009, and from lower incentive compensation costs, partially offset by increased stock compensation expense.
     Operating Income
     Operating income increased $36.4 million, or 14.7%, during the first six months of 2010 when compared to the first six months of 2009. Operating margin increased from 21.7% during the first six months of 2009 to 23.8% in the first six months of 2010 as a result of the factors described above.
     Other Income (Expense)
     Other income and expense, which consists of interest income, interest expense and other items, was $36.4 million and $42.6 million during the first six months of 2010 and 2009, respectively. The decrease during the current year period was primarily due to a reduction in interest expense, which totaled $37.5 million and $43.5 million during the first six months of 2010 and 2009, respectively, resulting from lower interest rates and principal balances.
     Income Taxes
     Income taxes were $94.7 million and $78.5 million during the first six months of 2010 and 2009, respectively. The effective tax rate was 38.25% during both the first six months of 2010 and 2009.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $1.3 million during the first six months of 2009.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $152.9 million and $125.3 million during the first six months of 2010 and 2009, respectively. Net earnings per diluted share totaled $1.60 and $1.31 during the first six months of 2010 and 2009, respectively. The increase during the first six months of 2010 when compared to the first six months of 2009 was a result of the factors described above.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

Six months ended June 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$364.7	$331.8	100.0%	100.0%	$32.9	9.9%
Cost of revenues	206.1	189.4	56.5%	57.1%	(16.7)	(8.8)%

Gross profit	158.6	142.4	43.5%	42.9%	16.2	11.4%
Gross margin	43.5%	42.9%
Selling, general and administrative expenses	39.9	33.9	10.9%	10.2%	(6.0)	(17.7)%

Operating income	$118.7	$108.5	32.5%	32.7%	$10.2	9.4%

Operating margin	32.5%	32.7%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $32.9 million, or 9.9%, during the first six months of 2010 when compared to the first six months of 2009. The increase during the first six months of 2010 was primarily driven by growth in our mortgage processing operation. Our MSP revenues increased 10.7% during the first six months of 2010 largely due to an increase in loan activity fees, professional services and license based revenues, and the net increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, continued demand for our applied analytics services contributed to revenue growth during the current period.
     Cost of Revenues
     Cost of revenues increased $16.7 million, or 8.8%, during the first six months of 2010 when compared to the first six months of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 57.1% during the first six months of 2009 to 56.5% in the first six months of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from loan activity fees, professional services and license-based revenues, partially offset by continued investments in our mortgage processing and Desktop technology platforms, and the expansion of our Desktop infrastructure in advance of several customer implementations scheduled for 2010.
     Gross Profit
     Gross profit was $158.6 million and $142.4 million during the first six months of 2010 and 2009, respectively. Gross margin was 43.5% and 42.9% during the first six months of 2010 and 2009, respectively. The increase in gross margin during the first six months of 2010 when compared to the first six months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $39.9 million and $33.9 million during the first six months of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses increased from 10.2% during the first six months of 2009 to 10.9% in the first six months of 2010 as a result of higher personnel costs.
     Operating Income
     Operating income increased $10.2 million, or 9.4%, during the first six months of 2010 when compared to the first six months of 2009. Operating margin decreased nominally from 32.7% during the first six months of 2009 to 32.5% in the first six months of 2010 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

Six months ended June 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$830.8	$822.6	100.0%	100.0%	$8.2	1.0%
Cost of revenues	584.7	580.3	70.4%	70.5%	(4.4)	(0.8)%

Gross profit	246.1	242.3	29.6%	29.5%	3.8	1.6%
Gross margin	29.6%	29.5%
Selling, general and administrative expenses	45.7	54.4	5.5%	6.6%	8.7	16.0%

Operating income	$200.4	$187.9	24.1%	22.8%	$12.5	6.7%

Operating margin	24.1%	22.8%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $8.2 million, or 1.0%, during the first six months of 2010 when compared to the first six months of 2009. The increase during the first six months of 2010 resulted from 7.2% growth in our loan facilitation services, which include our front-end loan origination related services. This growth was due to strong market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, notwithstanding a year-over-year decline in mortgage market activity. The growth in our loan facilitation services was partially offset by a decline in our default management services, which was primarily due to lower foreclosure volumes, offset by market share gains.
     Cost of Revenues
     Cost of revenues increased $4.4 million, or 0.8%, during the first six months of 2010 when compared to the first six months of 2009. Cost of revenues as a percentage of processing and services revenues decreased nominally from 70.5% during the first six months of 2009 to 70.4% in the first six months of 2010. The dollar increase was primarily driven by the revenue increases described above.
     Gross Profit
     Gross profit was $246.1 million and $242.3 million during the first six months of 2010 and 2009, respectively. Gross margin was 29.6% and 29.5% during the first six months of 2010 and 2009, respectively. The increase in gross margin during the first six months of 2010 when compared to the first six months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $45.7 million and $54.4 million during the first six months of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 6.6% during the first six months of 2009 to 5.5% in the first six months of 2010 as a result of an increased emphasis on cost control, as well as from lower incentive compensation costs.
     Operating Income
     Operating income increased $12.5 million, or 6.7%, during the first six months of 2010 when compared to the first six months of 2009. Operating margin increased from 22.8% during the first six months of 2009 to 24.1% in the first six months of 2010 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $35.0 million and $48.7 million during the first six months of 2010 and 2009, respectively. The decrease in net corporate expenses during the first six months of 2010 as compared to the first six months of 2009 was primarily due to a $6.8 million charge recognized during the first six months of 2009 related to the retirement of three LPS directors, as well as other one-time restructuring costs that were recognized in the first six months of 2009, and from lower incentive compensation costs, partially offset by increased stock compensation expense. Stock related compensation costs totaled $13.8 million and $13.3 million during the first six months of 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, treasury stock repurchases and business acquisitions. Our principal sources of funds are cash generated by operations.
     At June 30, 2010, we had cash on hand of $108.6 million and debt of $1,286.8 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.
     We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable September 16, 2010 to stockholders of record as of the close of business on September 2, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the second quarter of 2010, we repurchased 1.6 million shares of our stock for $57.4 million, at an average price of $36.37 per share. As of June 30, 2010, we had $68.8 million remaining available for repurchases under our $150.0 million authorization approved by our Board of Directors on February 5, 2010. Subsequent to June 30, 2010, we have repurchased 0.9 million shares of our stock for $28.2 million, at an average price of $32.24 per share.
     On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder, and is effective through July 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $206.7 million and $204.3 million during the six months ended June 30, 2010 and 2009, respectively. The increase in cash provided by operating activities during the first six months of 2010 when compared to the first six months of 2009 was primarily related to an increase in earnings, as adjusted for noncash items, partially offset by a variation in timing of our working capital.
Investing Activities
     Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $57.2 million and $106.8 million during the six months ended June 30, 2010 and 2009, respectively. The decrease in cash used in investing activities during the first six months of 2010 when compared to the prior year period was primarily related to the acquisition of the remaining 61% of the equity interest of FNRES, in February 2009, in exchange for all of our interests in IPEX. In connection with this transaction, we exchanged the net assets of IPEX, which included approximately $32.6 million of cash and cash equivalents, for the net assets of FNRES, which included approximately $0.5 million of cash and cash equivalents. The decrease was also related to the acquisition of Tax Verification Bureau, Inc. for $14.9 million, as well as the purchase of various title plants during the 2009 period, partially offset by an increase in the level of capital expenditures during the current year period.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $57.2 million and $48.4 million on capital expenditures during the six months ended June 30, 2010 and 2009, respectively.
Financing Activities
     Cash used in financing activities was approximately $111.4 million and $161.2 million during the six months ended June 30, 2010 and 2009, respectively. The decrease in cash used in financing activities during the first six months of 2010 when compared to the prior year period was primarily related to a prepayment of future debt installments made during the prior year period, as well as and an increase in stock option exercises during the current year period, partially offset by an increase in the level of treasury share repurchases during the current year period.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at June 30, 2010; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $420.0 million was outstanding at June 30, 2010; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $499.8 million was outstanding at June 30, 2010. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At June 30, 2010, the rate on the Term A Loan was 2.35% and the rate on the Term B Loan was 2.85%.
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
     On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million of which $367.0 million was outstanding at June 30, 2010. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

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
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow and fiduciary arrangements described below.
Escrow and Fiduciary Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow or fiduciary accounts, pending completion of real estate related transactions. These amounts are maintained in segregated accounts and have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2010, the aggregate value of all amounts held in escrow and fiduciary accounts in our title agency, closing and tax services operations totaled $329.7 million.

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
     We are a highly leveraged company, with approximately $1,286.8 million in long-term debt outstanding as of June 30, 2010. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2010, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $5.9 million.

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
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Often, these matters do not include a specific statement as to the dollar amount of damages demanded. Instead, they include a demand in an amount to be proved at trial. For these reasons, it is often not possible to make a meaningful estimate of the amount or range of loss that could result from these matters. Accordingly, we review matters on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals. We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that the ultimate disposition of any of these lawsuits will have a material adverse impact on our financial position or results of operations. Finally, we believe that no actions depart from customary litigation incidental to our business.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. As previously disclosed, the U.S. Attorney’s office for the Middle District of Florida has been conducting an inquiry concerning certain business processes of our document solutions business. The Florida Attorney General has initiated a similar civil inquiry. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries, and we do not believe that the outcome of these inquiries will have a material adverse impact on our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. This new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder, and is effective through July 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
     The following table summarizes our repurchase activity for the three months ended June 30, 2010:

			Total	Approximate
			Number of	Dollar Value
			Shares	(in millions) of
	Total	Average	Purchased	Shares that
	Number of	Price	as Part	May Yet Be
	Shares	Paid per	of Publicly	Purchased Under
Period	Purchased	Share	Announced Plans	the Plans (1)
April 1 to April 30, 2010	370,000	$38.06	370,000	$112.1
May 1 to May 30, 2010	1,207,700	$35.85	1,207,700	$68.8
June 1 to June 30, 2010	—	$—	—	$68.8

Total	1,577,700		1,577,700

(1)	As of the last day of the respective month.

Item 6.	Exhibits
     (a) Exhibits:
10.1	Form of Amendment to Performance-Based Restricted Stock Award Agreement under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	Lender Processing Services, Inc.
	By:	/s/ FRANCIS K. CHAN
Francis K. Chan
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Form of Amendment to Performance-Based Restricted Stock Award Agreement under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.

31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis K. Chan, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.