Form 10-Q
period 2010-09-30
Lender Processing Services, Inc.
filed 2010-11-08
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
     As of October 31, 2010, 91,321,201 shares of the registrant’s common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2010
INDEX

Page
Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 and 2009	4
Consolidated Statements of Comprehensive Earnings for the three and nine months ended September 30, 2010 and 2009	5
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
Part II: OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	39
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009 (1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$72,518	$70,528
Trade receivables, net of allowance for doubtful accounts of $31.7 million and $26.0 million, respectively	418,558	401,333
Other receivables	2,747	3,770
Prepaid expenses and other current assets	36,397	26,985
Deferred income taxes, net	43,993	47,528

Total current assets	574,213	550,144

Property and equipment, net of accumulated depreciation of $164.9 million and $146.2 million, respectively	123,905	113,108
Computer software, net of accumulated amortization of $146.0 million and $120.3 million, respectively	210,770	185,376
Other intangible assets, net of accumulated amortization of $322.7 million and $304.4 million, respectively	55,455	72,796
Goodwill	1,166,142	1,166,142
Other non-current assets	120,106	109,738

Total assets	$2,250,591	$2,197,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$145,100	$40,100
Trade accounts payable	45,006	38,166
Accrued salaries and benefits	45,784	54,376
Recording and transfer tax liabilities	13,412	15,208
Due to affiliates	—	3,321
Other accrued liabilities	139,604	151,601
Deferred revenues	52,259	66,602

Total current liabilities	441,165	369,374

Deferred revenues	36,553	37,681
Deferred income taxes, net	81,326	65,215
Long-term debt, net of current portion	1,140,425	1,249,250
Other non-current liabilities	21,616	19,926

Total liabilities	1,721,085	1,741,446

Commitments and contingencies (note 8)

Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million and 97.0 million shares issued at September 30, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	207,625	173,424
Retained earnings	534,423	330,963
Accumulated other comprehensive loss	(1,803)	(7,630)
Treasury stock $0.0001 par value; 6.1 million and 1.2 million shares at September 30, 2010 and December 31, 2009, respectively, at cost	(210,749)	(40,909)

Total stockholders’ equity	529,506	455,858

Total liabilities and stockholders’ equity	$2,250,591	$2,197,304

(1)	Derived from audited consolidated financial statements.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Processing and services revenues (note 3)	$626,040	$619,427	$1,817,515	$1,762,415
Cost of revenues (note 3)	417,243	409,113	1,204,112	1,167,829

Gross profit	208,797	210,314	613,403	594,586
Selling, general, and administrative expenses (note 3)	64,516	66,671	185,051	203,280

Operating income	144,281	143,643	428,352	391,306

Other income (expense):
Interest income	147	283	1,070	1,249
Interest expense	(17,073)	(21,195)	(54,533)	(64,734)
Other expense, net	79	(203)	202	(217)

Total other income (expense)	(16,847)	(21,115)	(53,261)	(63,702)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	127,434	122,528	375,091	327,604
Provision for income taxes	48,743	46,867	143,471	125,308

Earnings from continuing operations before equity in losses of unconsolidated entity	78,691	75,661	231,620	202,296
Equity in losses of unconsolidated entity	—	—	—	(37)

Earnings from continuing operations	78,691	75,661	231,620	202,259
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	78,691	75,661	231,620	201,755
Net earnings attributable to noncontrolling minority interest	—	(119)	—	(927)

Net earnings attributable to Lender Processing Services, Inc.	$78,691	$75,542	$231,620	$200,828

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$78,691	$75,542	$231,620	$201,332
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	$78,691	$75,542	$231,620	$200,828

Net earnings per share — basic from continuing operations	$0.85	$0.79	$2.46	$2.11
Net earnings per share — basic from discontinued operation	—	—	—	—

Net earnings per share — basic	$0.85	$0.79	$2.46	$2.11

Weighted average shares outstanding — basic	92,422	95,996	94,109	95,557

Net earnings per share — diluted from continuing operations	$0.85	$0.78	$2.45	$2.09
Net earnings per share — diluted from discontinued operation	—	—	—	—

Net earnings per share — diluted	$0.85	$0.78	$2.45	$2.09

Weighted average shares outstanding — diluted	92,682	96,399	94,658	95,941

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$78,691	$75,542	$231,620	$200,828
Other comprehensive earnings:
Unrealized gain on other investments, net of tax	502	158	99	188
Unrealized gain on interest rate swaps, net of tax (1)	623	1,034	5,728	3,862

Other comprehensive earnings	1,125	1,192	5,827	4,050

Comprehensive earnings attributable to Lender Processing Services, Inc.	$79,816	$76,734	$237,447	$204,878

(1)	Net of income taxes of $0.3 million and $0.6 million, and $3.5 million and $2.4 million for the three and nine months ended September 30, 2010 and 2009, respectively.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Treasury	Stockholders’
	Shares	Stock	Capital	Earnings	Loss	Shares	Stock	Equity
	(In thousands)
Balances, December 31, 2009	97,049	$10	$173,424	$330,963	$(7,630)	(1,210)	$(40,909)	$455,858
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	231,620	—	—	—	231,620
Cash dividends paid (1)	—	—	—	(28,160)	—	—	—	(28,160)
Issuance of restricted stock	2	—	—	—	—	—	—	—
Exercise of stock options and restricted stock activity	376	—	12,354	—	—	(44)	(1,849)	10,505
Income tax expense from exercise of stock options	—	—	(205)	—	—	—	—	(205)
Stock-based compensation	—	—	22,052	—	—	—	—	22,052
Treasury stock repurchases	—	—	—	—	—	(4,851)	(167,991)	(167,991)
Unrealized gain on investments, net	—	—	—	—	99	—	—	99
Unrealized gain on interest rate swaps, net	—	—	—	—	5,728	—	—	5,728

Balances, September 30, 2010	97,427	$10	$207,625	$534,423	$(1,803)	(6,105)	$(210,749)	$529,506

(1)	Dividends of $0.10 per common share were paid on March 30, 2010, June 17, 2010 and September 16, 2010.
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings attributable to Lender Processing Services, Inc.	$231,620	$200,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,814	72,623
Amortization of debt issuance costs	3,506	3,968
Gain on sale of discontinued operation	—	(2,574)
Deferred income taxes, net	16,604	(651)
Stock-based compensation	22,052	20,364
Income tax expense (benefit) from exercise of stock options	205	(2,625)
Equity in losses of unconsolidated entity	—	37
Noncontrolling minority interest	—	927
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(17,224)	(76,642)
Other receivables	1,023	13,321
Prepaid expenses and other assets	(17,272)	(7,798)
Deferred revenues	(15,471)	(2,922)
Accounts payable, accrued liabilities and other liabilities	(5,140)	76,281

Net cash provided by operating activities	291,717	295,137

Cash flows from investing activities:
Additions to property and equipment	(32,601)	(24,896)
Additions to capitalized software	(51,505)	(42,966)
Purchases of investments	(10,856)	—
Acquisition of title plants	(1,840)	(14,319)
Acquisitions, net of cash acquired	(271)	(16,403)
Proceeds from sale of discontinued operation, net of cash distributed	—	(32,638)

Net cash used in investing activities	(97,073)	(131,222)

Cash flows from financing activities:
Debt service payments	(3,825)	(180,455)
Exercise of stock options and restricted stock activity	10,505	2,002
Income tax (expense) benefit from exercise of stock options	(205)	2,625
Cash dividends paid	(28,160)	(28,723)
Treasury stock repurchases	(167,991)	(9,883)
Bond repurchases	—	(8,000)
Acquisition of noncontrolling minority interest	—	(2,600)
Payments of contingent consideration related to acquisitions	(2,978)	—

Net cash used in financing activities	(192,654)	(225,034)

Net increase (decrease) in cash and cash equivalents	1,990	(61,119)
Cash and cash equivalents, beginning of period	70,528	125,966

Cash and cash equivalents, end of period	$72,518	$64,847

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,631	$69,882

Cash paid for taxes	$116,955	$107,709

Non-cash redistribution of assets to FIS	$—	$434

Non-cash consideration received from sale of discontinued operation	$—	$40,310

Non-cash consideration issued in acquisition of business	$—	$(5,162)

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
     The following tables set forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis.
     As of September 30, 2010 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$72.5	$72.5	$—	$—	$72.5
Long-term debt (note 6)	Liability	1,285.5	395.1	916.9	—	1,312.0
Interest rate swaps (note 6)	Liability	3.9	—	3.9	—	3.9
     As of December 31, 2009 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Asset	$70.5	$70.5	$—	$—	$70.5
Long-term debt (note 6)	Liability	1,289.4	390.7	912.3	—	1,303.0
Interest rate swaps (note 6)	Liability	13.2	—	13.2	—	13.2
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
(3) Related Party Transactions
     We have historically conducted business with FNF and FIS. Because William P. Foley, II serves as Executive Chairman of the board of directors of FNF and served as Executive Chairman of the Board of LPS prior to March 15, 2009, FNF was considered a related party of the Company. Mr. Foley retired from our Board of Directors on March 15, 2009, and so FNF is not a related party for periods subsequent to that date. Because Lee A. Kennedy, who is our Executive Chairman and has served on our Board of Directors since May 2008, served as an executive and a director of FIS until February 28, 2010, FIS was considered a related party of the Company. Mr. Kennedy retired as an executive and a director of FIS on February 28, 2010, and so FIS is not a related party of the Company for periods subsequent to that date. Additionally, Mr. Kennedy served as interim Chief Executive Officer of Ceridian Corporation (“Ceridian”) from January 25, 2010 until August 19, 2010, and continues to serve as Chairman of Ceridian. Therefore Ceridian is a related party for periods subsequent to January 25, 2010, although we do not have any significant agreements with Ceridian.
     We have various agreements with FNF under which we have provided title agency services, software development and other data services. Additionally, we were allocated corporate costs from FIS and continued to receive limited corporate services from FIS for a period of time following the spin-off, and have other agreements under which we incur other expenses to, or receive revenues from, FNF, FIS and Ceridian. A summary of the related party agreements in effect as of September 30, 2010 is as follows:
•	Agreements to receive support services from Ceridian. Ceridian provides certain support services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services and Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The FMLA and military leave agreement had an initial term of one year beginning in January 2010 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach. The

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
COBRA agreement had an initial term of one year beginning in January 2009 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice, or 30 days after written notice in the event of a breach.
     A detail of related party items included in revenues for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010 (1)	2009 (2)
Title agency commissions	$—	$—	$—	$74.8
Software development revenue	—	—	—	13.4
Other data related services	—	—	—	3.4

Total revenues	$—	$—	$—	$91.6

(1)	Includes revenues generated from FIS under these agreements through February 28, 2010. The revenues generated from FIS were less than $10,000 during the period from January 1, 2010 to February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to generate revenues from contracts that were entered into while FIS was a related party.

(2)	Includes revenues generated from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.
     A detail of related party items included in expenses for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010 (1)	2009	2010 (2)	2009 (3)
Title plant information expense (4)	$—	$—	$—	$4.1
Corporate services (5)	—	0.4	(0.1)	7.0
Licensing, leasing and cost sharing agreements (5)	—	(0.7)	0.1	(2.6)

Total expenses	$—	$(0.3)	$—	$8.5

(1)	The expenses paid to Ceridian were less than $50,000 during the period.

(2)	Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010. We continue to incur expenses and receive reimbursements under contracts that were entered into while FIS was a related party.

(3)	Includes expense reimbursements paid to or received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses and receive reimbursements under contracts that were entered into while FNF was a related party.

(4)	Included in cost of revenues.

(5)	Included in selling, general, and administrative expenses.
     We believe the amounts earned from or charged by FNF, FIS or Ceridian under the various arrangements are fair and reasonable. These transactions between us and FNF, FIS and Ceridian are subject to periodic review for performance and pricing.
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”) (note 5). The exchange resulted in FNRES becoming our wholly-owned subsidiary.
(4) Net Earnings Per Share
     The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three and nine months ending September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$78,691	$75,542	$231,620	$201,332
Discontinued operation, net of tax	—	—	—	(504)

Net earnings	$78,691	$75,542	$231,620	$200,828

Weighted average shares outstanding — basic	92,422	95,996	94,109	95,557
Plus: Common stock equivalent shares	260	403	549	384

Weighted average shares outstanding — diluted	92,682	96,399	94,658	95,941

Net earnings per share — basic from continuing operations	$0.85	$0.79	$2.46	$2.11
Net earnings per share — basic from discontinued operation	—	—	—	—

Net earnings per share — basic	$0.85	$0.79	$2.46	$2.11

Net earnings per share — diluted from continuing operations	$0.85	$0.78	$2.45	$2.09
Net earnings per share — diluted from discontinued operation	—	—	—	—

Net earnings per share — diluted	$0.85	$0.78	$2.45	$2.09

     Options to purchase approximately 6.7 million shares and 6.4 million shares, and 4.0 million shares and 5.9 million shares of our common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively, because they were antidilutive.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. Most recently, on October 28, 2010 our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. Each new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
     During the third quarter of 2010, we repurchased 2.3 million shares of our stock for $70.3 million, at an average price of $31.22 per share.
(5) Acquisitions and Dispositions
     The results of operations and financial position of entities acquired are included in the consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2009 through September 30, 2010 was not significant individually or in the aggregate to our historical financial results.
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
RealEC Technologies, Inc.
     On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions, we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $0.1 million and $0.9 million for the three and nine months ended September 30, 2009. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.
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
FNRES Holdings, Inc.
     On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and IT development capabilities. The exchange resulted in FNRES, which we subsequently renamed LPS Real Estate Group, Inc., becoming our wholly-owned subsidiary. Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009. The net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings.
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

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(6) Long-Term Debt
     Long-term debt as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.26% at September 30, 2010), quarterly principal amortization, maturing July 2013	$420,000	$420,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.76% at September 30, 2010), quarterly principal amortization, maturing July 2014	498,525	502,350
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.26%, 2.15% or 4.25%, respectively, at September 30, 2010), maturing July 2013. Total of $138.5 million unused (net of outstanding letters of credit) as of September 30, 2010	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	367,000

	1,285,525	1,289,350
Less current portion	(145,100)	(40,100)

Long-term debt, excluding current portion	$1,140,425	$1,249,250

     The fair value of the Company’s long-term debt as of September 30, 2010 is estimated to be approximately 102% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.
Principal Maturities of Debt
     There have been no significant changes to our principal maturities since our Annual Report on Form 10-K was filed on February 23, 2010.
Interest Rate Swaps
     On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

		Bank Pays	LPS Pays
Period	Notional Amount	Variable Rate of	Fixed Rate of
	(in millions)
December 31, 2010 to December 30, 2011	$225.0	1 Month LIBOR	0.605%
December 30, 2011 to December 31, 2012	150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	75.0	1 Month LIBOR	2.080%
     We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in liabilities of $3.9 million and $13.2 million as of September 30, 2010 and December 31, 2009, respectively, and is included in the accompanying consolidated balance sheets in other accrued liabilities and other non-current liabilities. A portion of the amount included in accumulated other comprehensive earnings will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.
     A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings for the three and nine months ended September 30, 2010 and 2009 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives
Derivatives in Cash	Three months ended September 30,		Nine months ended September 30,
Flow Hedging Relationships	2010	2009	2010	2009
Interest rate swap contract	$(1.9)	$(3.3)	$(3.0)	$(8.5)

	Amount of Loss Reclassified from Accumulated OCE into Income
Location of Loss Reclassified	Three months ended September 30,		Nine months ended September 30,
from Accumulated OCE into Income	2010	2009	2010	2009
Interest expense	$(2.9)	$(5.0)	$(12.2)	$(14.9)

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.
(7) Income Taxes
     Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2010, there were no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
(8) Commitments and Contingencies
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	In these matters, plaintiffs seek a variety of remedies but do not make a specific statement as to the dollar amount of damages demanded. Due to these reasons and the early stage of these cases, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.

•	We review these matters on an ongoing basis and follow the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that their ultimate disposition will have a material adverse impact on our financial position or results of operations.
Elizabeth Foster, et al vs. MERS, GMAC, Lender Processing Services, Inc., et al.
     We have been named in a putative class action complaint filed in the United States District Court in the Western District of Kentucky, Louisville Division on September 28, 2010. Although we have not yet received service of the complaint, plaintiffs challenge the securitization of loans, the use of assignments of mortgage and the participation of MERS in the foreclosure process, and make allegations concerning unlawful foreclosure, conspiracy and other matters relating to the handling of the plaintiffs’ loans and the default process.
Thorne vs. Prommis Solution Holding Corporation, Lender Processing Services, Inc., et al.
     We have also been named in a putative class action adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Mississippi on September 30, 2010. The complaint has a single plaintiff and alleges that the defendants engaged in unlawful fee splitting and the unauthorized practice of law. On October 28, 2010, we filed a motion for summary judgment seeking to dismiss the complaint.
Knippel vs. Saxon Mortgage Services, Lender Processing Services, Inc., et al.
     We have been named in a putative class action complaint filed in the United States District Court for the District of Nevada on October 5, 2010. Although we have not yet received service of the complaint, the complaint was served on one of our subsidiaries on October 18, 2010. The complaint has a single plaintiff and alleges violations of the Fair Debt Collection Practices Act, deceptive trade practices and unlawful fee splitting.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. The U.S. Attorney’s office for the Middle District of Florida has been conducting an inquiry concerning certain business processes in our default operations. The Florida Attorney General and other federal and state authorities have initiated inquiries about these matters. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. We continue to believe that the outcome of the current inquiries will not have a material adverse impact on our business or results of operations, although, it is difficult to predict the final outcome of these matters due to the current scrutiny being placed on participants in the foreclosure process and the early stage of many of these inquiries.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements other than operating leases and the escrow and fiduciary arrangements described below.
Escrow and Fiduciary Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow or fiduciary accounts, pending completion of real estate related transactions. These amounts are maintained in segregated accounts and have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2010, the aggregate value of all amounts held in escrow and fiduciary accounts in our title agency, closing and tax services operations totaled $341.4 million.
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
     Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of September 30, 2010, 3.0 million share-based awards were available for future grant under the Plan. The shares may be issued from authorized and unissued shares of the Company’s common stock or from the Company’s treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
     The Company recognizes equity compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense of $8.2 million and $7.1 million, and $22.1 million and $20.4 million during the three and nine months ended September 30, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings. Additionally, we recorded an income tax benefit (expense) related to the exercise of stock options of $(43,000) and $1.3 million, and $(0.2) million and $2.6 million for the three and nine months ended September 30, 2010 and 2009, respectively.
     During the three and nine months ended September 30, 2010 and 2009, respectively, $1.0 million and $1.3 million, and $3.2 million and $2.8 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.
     As of September 30, 2010, the Company had $48.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.42 years.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Options
     We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends. The volatility assumptions are based on our historical volatility and the historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. The expected life of the options is determined based on the Securities and Exchange Commission’s simplified method for companies without enough historical data.
     The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the nine months ended September 30, 2010 and 2009:

	Weighted	Risk Free		Expected	Weighted Average
	Average	Interest	Volatility	Dividend	Expected Life
Period	Fair Value	Rate	Factor	Yield	(In Years)
2010	$10.87	2.3%	36%	1.1%	4.5
2009	$8.30	1.9%	35%	1.4%	5.0
     The following table summarizes stock option activity under the Plan during the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Exercisable
	of Shares	Price	Life	Shares
Outstanding as of December 31, 2009	6,806,710	$32.16
Total Granted	1,434,700	36.15
Exercised (1)	(431,392)	31.69
Forfeited	(56,279)	32.64

Outstanding as of September 30, 2010 (2)	7,753,739	32.93	4.80	4,010,909

(1)	The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $3.4 million.

(2)	The total intrinsic value of stock options outstanding as of September 30, 2010 was $16.5 million. The total intrinsic value of stock options exercisable as of September 30, 2010 was $10.4 million.
     The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 2%, total approximately 7.7 million, have a weighted average remaining contractual life of 4.80 years, a weighted average exercise price of $32.93 and an intrinsic value of $16.1 million.
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
     As of September 30, 2010, approximately 0.4 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 0.4 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(10) Segment Information
     Summarized unaudited financial information concerning our segments is shown in the following tables.

	Technology,	Loan
	Data and	Transaction	Corporate
As of and for the three months ended September 30, 2010 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$196,917	$431,062	$(1,939)	$626,040
Cost of revenues	108,421	310,780	(1,958)	417,243

Gross profit	88,496	120,282	19	208,797
Selling, general and administrative expenses	21,108	23,561	19,847	64,516

Operating income	$67,388	$96,721	$(19,828)	$144,281

Depreciation and amortization	$16,532	$6,152	$1,836	$24,520

Balance sheet data:
Total assets	$1,202,118	$839,127	$209,346	$2,250,591

Goodwill	$760,081	$406,061	$—	$1,166,142

	Technology,	Loan
	Data and	Transaction	Corporate
As of and for the three months ended September 30, 2009 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$186,286	$440,480	$(7,339)	$619,427
Cost of revenues	105,651	311,230	(7,768)	409,113

Gross profit	80,635	129,250	429	210,314
Selling, general and administrative expenses	18,256	27,665	20,750	66,671

Operating income	$62,379	$101,585	$(20,321)	$143,643

Depreciation and amortization	$17,595	$5,295	$2,154	$25,044

Balance sheet data:
Total assets	$1,156,535	$807,616	$205,540	$2,169,691

Goodwill	$758,081	$377,072	$—	$1,135,153

	Technology,	Loan
	Data and	Transaction	Corporate
For the nine months ended September 30, 2010 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$561,587	$1,261,864	$(5,936)	$1,817,515
Cost of revenues	314,533	895,496	(5,917)	1,204,112

Gross profit	247,054	366,368	(19)	613,403
Selling, general and administrative expenses	60,985	69,216	54,850	185,051

Operating income	$186,069	$297,152	$(54,869)	$428,352

Depreciation and amortization	$49,117	$17,087	$5,610	$71,814

	Technology,	Loan
	Data and	Transaction	Corporate
For the nine months ended September 30, 2009 (in thousands):	Analytics	Services	and Other	Total
Results from continuing operations:
Processing and services revenues	$518,054	$1,263,047	$(18,686)	$1,762,415
Cost of revenues	295,043	891,515	(18,729)	1,167,829

Gross profit	223,011	371,532	43	594,586
Selling, general and administrative expenses	52,146	82,088	69,046	203,280

Operating income	$170,865	$289,444	$(69,003)	$391,306

Depreciation and amortization	$51,411	$15,029	$6,178	$72,618

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
     The following tables set forth, on a condensed consolidating basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and nine months ended September 30, 2010.
     The following table represents our condensed consolidating balance sheet as of September 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Assets:
Current assets	$21,558	$530,896	$21,759	$—	$574,213
Investment in subsidiaries	1,765,162	—	—	(1,765,162)	—
Non-current assets	13,955	1,636,247	26,176	—	1,676,378

Total assets	$1,800,675	$2,167,143	$47,935	$(1,765,162)	$2,250,591

Liabilities and stockholders’ equity:
Current liabilities	$129,091	$290,756	$21,318	$—	$441,165

Total liabilities	1,271,169	427,700	22,216	—	1,721,085

Total stockholders’ equity	529,506	1,739,443	25,719	(1,765,162)	529,506

Total liabilities and stockholders’ equity	$1,800,675	$2,167,143	$47,935	$(1,765,162)	$2,250,591

     The following table represents our condensed consolidating statement of earnings for the three months ended September 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company (1)	Guarantors	Subsidiaries	Adjustments	Amounts
Processing and services revenues	$—	$551,892	$74,148	$—	$626,040
Operating expenses	8,215	401,720	71,824	—	481,759

Operating income	(8,215)	150,172	2,324	—	144,281
Total other income (expense)	(17,073)	194	32	—	(16,847)

Earnings before income taxes and equity in earnings of consolidated entities	(25,288)	150,366	2,356	—	127,434
Provision for income taxes	(9,673)	57,515	901	—	48,743

Earnings before equity in earnings of consolidated entities	(15,615)	92,851	1,455	—	78,691
Equity in earnings of consolidated entities, net of tax	94,306	—	—	(94,306)	—

Net earnings	$78,691	$92,851	$1,455	$(94,306)	$78,691

(1)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The following table represents our condensed consolidating statement of earnings for the nine months ended September 30, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company (1)	Guarantors	Subsidiaries	Adjustments	Amounts
Processing and services revenues	$—	$1,613,820	$203,695	$—	$1,817,515
Operating expenses	22,052	1,171,647	195,464	—	1,389,163

Operating income	(22,052)	442,173	8,231	—	428,352
Total other income (expense)	(54,533)	767	505	—	(53,261)

Earnings before income taxes and equity in earnings of consolidated entities	(76,585)	442,940	8,736	—	375,091
Provision for income taxes	(29,295)	169,424	3,342	—	143,471

Earnings before equity in earnings of consolidated entities	(47,290)	273,516	5,394	—	231,620
Equity in earnings of consolidated entities, net of tax	278,910	—	—	(278,910)	—

Net earnings	$231,620	$273,516	$5,394	$(278,910)	$231,620

(1) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.
The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2010 (in thousands):
					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts
Cash flows from operating activities:
Net earnings	$231,620	$273,516	$5,394	$(278,910)	$231,620
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(253,180)	88,241	210	278,910	114,181
Changes in assets and liabilities, net of effects from acquisitions	(42,724)	(16,805)	5,445	—	(54,084)

Net cash provided by operating activities	(64,284)	344,952	11,049	—	291,717
Net cash used in investing activities	(271)	(85,931)	(10,871)	—	(97,073)
Net cash used in financing activities	(189,676)	(2,978)	—	—	(192,654)

Net increase in cash and cash equivalents	$(254,231)	$256,043	$178	$—	1,990

Cash and cash equivalents, beginning of period					70,528

Cash and cash equivalents, end of period					$72,518

(12) Subsequent Events
     Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than the events described below, that would require recognition in the consolidated financial statements or notes thereto.
Dividend Declared
     On October 28, 2010, we announced a regular quarterly dividend of $0.10 per common share. The dividend is payable on December 22, 2010, to shareholders of record as of the close of business on December 8, 2010.
Share Repurchases
     Subsequent to September 30, 2010, we have repurchased 1.0 million shares of our stock for $30.1 million, at an average price of $30.11 per share.
     On October 28, 2010 our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. The new authorization replaces the previous authorization and subsumes all amounts remaining available thereunder. Our ability to repurchase shares of our common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Appointment of New Chief Financial Officer
     On October 28, 2010, Francis K. Chan ceased to serve as Chief Financial Officer of the Company, and our Board of Directors appointed Thomas L. Schilling to serve as Executive Vice President and Chief Financial Officer of LPS.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management’s beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the level of scrutiny being placed on participants in the foreclosure process; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K that was filed on February 23, 2010 and our other filings with the Securities and Exchange Commission.
Overview
     We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 31% and 69% of our revenues for both the three and nine months ended September 30, 2010. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.
     Our Technology, Data and Analytics segment principally includes:
•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which today is primarily used in connection with mortgage loan default management, but which has broader applications;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	our data and analytics businesses, including: our alternative property valuations business, which provides a range of valuations other than traditional appraisals; our aggregated property and loan data services; our fraud detection solutions; and, our advanced analytic services, which assist our customers in their loan marketing, loss mitigation and fraud prevention efforts.
     Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
     Our loan facilitation services include:
•	settlement services, which consist of title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisal and appraisal management services; and

•	other origination services, which consist of flood zone information, that assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services that provide lenders with information about the tax status of a property.

Our default management services include, among others:

•	foreclosure services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through a network of independent real estate brokers, attorneys and other vendors to facilitate the transaction.
     Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other.
Recent Trends and Developments
     Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years resulting in a reduction of revenues in some of our businesses. Various measures taken by the federal government to reduce interest rates led to increased refinancing activity through much of 2009, but refinancing levels declined in the first nine months of 2010. At the end of June 2010 and into October 2010, mortgage rates dropped to historic lows, resulting in an increase in refinance order volumes.
     Other steps taken by the U.S. government to relieve the current economic situation may have a positive effect on refinancing activity. Under the Homeowner Affordability and Stability Plan (the “HASP”), many homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, have been able to get a refinancing loan.
     According to the Mortgage Bankers Association’s (“MBA”) current Mortgage Finance Forecast, U.S. mortgage originations (including refinancing) were approximately $2.0 trillion and $1.5 trillion in 2009 and 2008, respectively. The MBA’s Mortgage Finance Forecast currently estimates an approximately $1.4 trillion mortgage origination market for 2010. The MBA further forecasts that this continued low level of activity will result from decreased refinancing and purchase activity, largely driven by current market conditions and tightened loan requirements, such as higher credit score and down payment requirements and additional fees, that have limited the number of potential borrowers. The MBA estimates that loan origination volumes in the first nine months of 2010 were approximately 22% lower than the first nine months of 2009.
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
     The Home Affordable Modification Program (“HAMP”) under the HASP is designed to help as many as 3 to 4 million homeowners avoid foreclosure by providing affordable and sustainable mortgage loans over the next several years. It uses cost sharing and incentives to encourage lenders to reduce homeowners’ monthly payments to 31 percent of their gross monthly income. Through the end of the third quarter of 2010, the Treasury estimates that banks worked through most of the approximately 3.0 million loans currently eligible for the program, and offered 1.6 million trial modifications, of which approximately 1.4 million were actually implemented and 496,000 of the trial modifications became permanent. Although we believe that HAMP, which expires on December 31, 2012, has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program’s current criteria or if those criteria are broadened), the pace of modifications has slowed during 2010, from 89,000 in January to 28,000 in September, indicating a lessened impact going forward. However, we cannot predict the ultimate impact that the HASP and other foreclosure relief and loan modification initiatives, as well as other current or future governmental initiatives to stimulate the economy and increase the flow of credit, may have on our various businesses.
     Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to continued high delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program in recent quarters. Despite the high delinquency rates, foreclosure starts declined in the first half of 2010 compared to the same period in 2009, in part due to lender efforts to ensure compliance with new government directives intended to increase the success of the HAMP program. Although foreclosure starts increased in the third quarter of 2010, in the past few months, a number of lenders have once again slowed or in some cases temporarily halted foreclosures as they confirm the compliance of their foreclosure procedures with applicable laws. These factors suggest that the size of the overall default market is likely to be slightly smaller in 2010 compared to 2009, and then increase in future years, which should in turn have a positive effect on our default revenues. However, it is impossible to predict whether any legislative or regulatory changes will be implemented as a result of recent issues reported by banks and servicers in connection with foreclosure actions that might cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
     We have approximately $1,285.5 million in long-term debt outstanding as of September 30, 2010, of which approximately $717.0 million bears interest at a fixed rate ($350.0 million through interest rate swaps), while the remaining portion bears interest at a floating rate. As a result of our current level of debt, we are highly leveraged and subject to risk from changes in interest rates. Having this amount of debt also makes us more susceptible to negative economic changes, as a large portion of our cash is committed to servicing our debt. Therefore, in a bad economy or if interest rates rise, it may be harder for us to attract executive talent, invest in acquisitions or new ventures, or develop new services.
     In a number of our business lines, we are also affected by the decisions of potential customers to outsource the types of functions our businesses provide or to perform those functions internally. Generally, demand for outsourcing solutions has increased over time as providers such as us realize economies of scale and improve their ability to provide services that increase customer efficiencies, reduce costs, improve processing transparency and improve risk management. Further, in a slow economy or struggling mortgage market, we believe that larger financial institutions may seek additional outsourcing solutions to avoid the fixed costs of operating or investing in internal capabilities. We have continued to gain new customers, including three significant additions to our Desktop application, two of which are operational and one of which is in the implementation phase. The addition of these customers should enhance our positioning to take further advantage of any increase in foreclosure volumes.
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
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance changing disclosure requirements for fair value measurements. The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of the guidance did not materially affect the Company’s consolidated financial statements.
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
Related Party Transactions
     We have historically conducted business with FIS and its subsidiaries, FNF and its subsidiaries, and other related parties. See our Annual Report on Form 10-K, that was filed on February 23, 2010, for a detailed description of all related party transactions.

Results of Operations for the three months ended September 30, 2010 and 2009
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Three months ended September 30,			As a % of Revenue (1) (2)		Variance 2010 vs. 2009 (1) (2)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$626.0	$619.4	100.0%	100.0%	$6.6	1.1%
Cost of revenues	417.2	409.1	66.6%	66.0%	(8.1)	(2.0)%

Gross profit	208.8	210.3	33.4%	34.0%	(1.5)	(0.7)%
Gross margin	33.4%	34.0%
Selling, general and administrative expenses	64.5	66.7	10.3%	10.8%	2.2	3.3%

Operating income	144.3	143.6	23.1%	23.2%	0.7	0.5%

Operating margin	23.1%	23.2%
Other income (expense)	(16.8)	(21.1)	2.7%	3.4%	4.3	20.4%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	127.4	122.5	20.4%	19.8%	4.9	4.0%
Provision for income taxes	48.7	46.9	7.8%	7.6%	(1.8)	(3.8)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	78.7	75.7	12.6%	12.2%	3.0	4.0%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	—	(0.1)	nm	nm	0.1	100.0%

Net earnings attributable to Lender Processing Services, Inc.	$78.7	$75.5	12.6%	12.2%	$3.2	4.2%

Net earnings per share attributable to Lender
Processing Services, Inc. — diluted	$0.85	$0.78

(1)	Columns may not total due to rounding.

(2)	Certain operating items are not material as a percentage of revenues, as indicated by “nm.”
     Processing and Services Revenues
     Processing and services revenues increased $6.6 million, or 1.1%, during the third quarter of 2010 when compared to the third quarter of 2009. The growth was driven by an increase in revenues from our Technology, Data and Analytics segment, partially offset by a decline in revenues from our Loan Transaction Services segment. The increase in our Technology, Data and Analytics segment during the period was primarily driven by growth in revenues from our Desktop operation caused by the recent implementation of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process. Additionally, while our mortgage processing operation was largely flat on a year-over-year basis, it experienced a number of significant changes including higher project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. The decrease in our Loan Transaction Services segment during the current year period resulted from a decline in our default management services primarily due to lower foreclosure volumes, partially offset by growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels.
     Cost of Revenues
     Cost of revenues increased $8.1 million, or 2.0%, during the third quarter of 2010 when compared to the third quarter of 2009. Cost of revenues as a percentage of processing and services revenues increased from 66.0% during the third quarter of 2009 to 66.6% in the same period of 2010. The increase in cost of revenues as a percentage of processing and services revenues was primarily driven by continued investments in our Desktop platform and infrastructure to support the conversions of three large servicers in 2010, one of which is still in the implementation phase, and by the reduction of our Default Services revenues due to the broader industry slowdown, partially offset by higher marginal revenue contributions from our mortgage processing division due to the factors described above, combined with the market share gains in our loan facilitation services.
     Gross Profit
     Gross profit was $208.8 million and $210.3 million during the third quarter of 2010 and 2009, respectively. Gross profit as a percentage of processing and services revenues (“gross margin”) was 33.4% and 34.0% during the third quarter of 2010 and 2009, respectively. The decrease in gross margin during the third quarter of 2010 when compared to the third quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $2.2 million, or 3.3%, during the third quarter of 2010 when compared to the third quarter of 2009. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.3% and 10.8% during the third quarter of 2010 and 2009, respectively. The decrease in selling, general and administrative expenses was primarily due to an increased emphasis on cost control, as well as from lower incentive compensation, partially offset by higher stock compensation costs.
     Operating Income
     Operating income increased $0.7 million, or 0.5%, during the third quarter of 2010 when compared to the third quarter of 2009. Operating income as a percentage of processing and services revenues (“operating margin”) decreased nominally from 23.2% during the third quarter of 2009 to 23.1% in the third quarter of 2010 as a result of the factors described above.
     Other Income (Expense)
     Other income and expense, which consists of interest income, interest expense and other items, was $16.8 million and $21.1 million during the third quarter of 2010 and 2009, respectively. The decrease during the current year quarter was primarily due to a reduction in interest expense, which totaled $17.1 million and $21.2 million during the third quarter of 2010 and 2009, respectively, resulting from lower interest rates and principal balances.
     Income Taxes
     Income taxes were $48.7 million and $46.9 million during the third quarter of 2010 and 2009, respectively. The effective tax rate was 38.25% during both the third quarter of 2010 and 2009.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $0.1 million during the third quarter of 2009.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $78.7 million and $75.5 million during the third quarter of 2010 and 2009, respectively. Net earnings per diluted share totaled $0.85 and $0.78 during the third quarter of 2010 and 2009, respectively. The increase during the third quarter of 2010 when compared to the third quarter of 2009 was a result of the factors described above, as well as from lower share counts due to higher share repurchase activity during the current year period.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

Three months ended September 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$196.9	$186.3	100.0%	100.0%	$10.6	5.7%
Cost of revenues	108.4	105.7	55.1%	56.7%	(2.7)	(2.6)%

Gross profit	88.5	80.6	44.9%	43.3%	7.9	9.8%
Gross margin	44.9%	43.3%
Selling, general and administrative expenses	21.1	18.3	10.7%	9.8%	(2.8)	(15.3)%

Operating income	$67.4	$62.4	34.2%	33.5%	$5.0	8.0%

Operating margin	34.2%	33.5%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $10.6 million, or 5.7%, during the third quarter of 2010 when compared to the third quarter of 2009. The increase in our Technology, Data and Analytics segment during the current year period was primarily driven by growth in revenues from our Desktop operation caused by the recent implementation of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process. Additionally, while our mortgage processing operation was largely flat on a year-over-year basis, it experienced a number of significant changes including higher project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010.
     Cost of Revenues
     Cost of revenues increased $2.7 million, or 2.6%, during the third quarter of 2010 when compared to the third quarter of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 56.7% during the third quarter of 2009 to 55.1% in the third quarter of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from our mortgage processing operation, as described above, partially offset by continued investments in our Desktop platform and infrastructure to support the conversions of three large servicers in 2010, one of which is still in the implementation phase.
     Gross Profit
     Gross profit was $88.5 million and $80.6 million during the third quarter of 2010 and 2009, respectively. Gross margin was 44.9% and 43.3% during the third quarter of 2010 and 2009, respectively. The increase in gross margin during the third quarter of 2010 when compared to the third quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $21.1 million and $18.3 million during the third quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses increased from 9.8% during the third quarter of 2009 to 10.7% in the third quarter of 2010 primarily as a result of higher personnel costs.
     Operating Income
     Operating income increased $5.0 million, or 8.0%, during the third quarter of 2010 when compared to the third quarter of 2009. Operating margin increased from 33.5% during the third quarter of 2009 to 34.2% in the third quarter of 2010 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

Three months ended September 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$431.1	$440.5	100.0%	100.0%	$(9.4)	(2.1)%
Cost of revenues	310.8	311.2	72.1%	70.6%	0.4	0.1%

Gross profit	120.3	129.3	27.9%	29.4%	(9.0)	(7.0)%
Gross margin	27.9%	29.4%
Selling, general and administrative expenses	23.6	27.7	5.5%	6.3%	4.1	14.8%

Operating income	$96.7	$101.6	22.4%	23.1%	$(4.9)	(4.8)%

Operating margin	22.4%	23.1%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues decreased $9.4 million, or 2.1%, during the third quarter of 2010 when compared to the third quarter of 2009. The decrease during the third quarter of 2010 resulted from a decline in our default management services, which was primarily due to lower foreclosure volumes, partially offset by growth in our loan facilitation services, which include our front-end loan origination related services. This growth was due to strong market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, notwithstanding a year-over-year decline in mortgage market activity.
     Cost of Revenues
     Cost of revenues decreased $0.4 million, or 0.1%, during the third quarter of 2010 when compared to the third quarter of 2009. Cost of revenues as a percentage of processing and services revenues increased from 70.6% during the third quarter of 2009 to 72.1% in the third quarter of 2010. The percentage increase was primarily due to a change in revenue mix as the temporary slowdown in our foreclosure volumes has resulted in near-term excess operating capacity in several of our default businesses. This was partially offset by higher marginal revenue contributions from our loan facilitation services due to continued market share gains.
     Gross Profit
     Gross profit was $120.3 million and $129.3 million during the third quarter of 2010 and 2009, respectively. Gross margin was 27.9% and 29.4% during the third quarter of 2010 and 2009, respectively. The decrease in gross margin during the third quarter of 2010 when compared to the third quarter of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $23.6 million and $27.7 million during the third quarter of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 6.3% during the third quarter of 2009 to 5.5% in the third quarter of 2010 as a result of an increased emphasis on cost control, as well as from lower incentive compensation.
     Operating Income
     Operating income decreased $4.9 million, or 4.8%, during the third quarter of 2010 when compared to the third quarter of 2009. Operating margin decreased from 23.1% during the third quarter of 2009 to 22.4% in the third quarter of 2010 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $19.8 million and $20.3 million during the third quarter of 2010 and 2009, respectively. The decrease in net corporate expenses during the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to lower incentive compensation costs, partially offset by increased stock related compensation expense. Stock related compensation costs totaled $8.2 million and $7.1 million during the third quarter of 2010 and 2009, respectively.
Results of Operations for the nine months ended September 30, 2010 and 2009
     The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.
Consolidated Condensed Results of Operations — Unaudited

Nine months ended September 30,			As a % of Revenue (1) (2)		Variance 2010 vs. 2009 (1) (2)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$1,817.5	$1,762.4	100.0%	100.0%	$55.1	3.1%
Cost of revenues	1,204.1	1,167.8	66.3%	66.3%	(36.3)	(3.1)%

Gross profit	613.4	594.6	33.7%	33.7%	18.8	3.2%
Gross margin	33.7%	33.7%
Selling, general and administrative expenses	185.1	203.3	10.2%	11.5%	18.2	9.0%

Operating income	428.4	391.3	23.6%	22.2%	37.1	9.5%

Operating margin	23.6%	22.2%
Other income (expense)	(53.3)	(63.7)	2.9%	3.6%	10.4	16.3%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	375.1	327.6	20.6%	18.6%	47.5	14.5%
Provision for income taxes	143.5	125.3	7.9%	7.1%	(18.2)	(14.5)%

Earnings from continuing operations before equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	231.6	202.3	12.7%	11.5%	29.3	14.5%
Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest	—	(1.5)	nm	nm	1.5	100.0%

Net earnings attributable to Lender Processing Services, Inc.	$231.6	$200.8	12.7%	11.4%	$30.8	15.3%

Net earnings per share attributable to Lender Processing Services, Inc. — diluted	$2.45	$2.09

(1)	Columns may not total due to rounding.

(2)	Certain operating items are not material as a percentage of revenues, as indicated by “nm.”
     Processing and Services Revenues
     Processing and services revenues increased $55.1 million, or 3.1%, during the first nine months of 2010 when compared to the first nine months of 2009. The increase was driven by growth in our Technology, Data and Analytics segment, partially offset by a nominal decline in revenues in our Loan Transaction Services segment. The increase in our Technology, Data and Analytics segment during the period was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, the increase in our Technology, Data and Analytics segment during the period resulted from revenue growth in our Desktop operation caused by the recent implementation of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process. The decrease in our Loan Transaction Services segment during the current year period resulted from a decline in our default management services primarily due to lower foreclosure volumes, partially offset by growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels.

     Cost of Revenues
     Cost of revenues increased $36.3 million, or 3.1%, during the first nine months of 2010 when compared to the first nine months of 2009. Cost of revenues as a percentage of processing and services revenues was 66.3% during the first nine months of 2010 and 2009. The year-over-year consistency in cost of revenues as a percentage of processing and services revenues was primarily due to a number of significant changes. The higher marginal revenue contributions from our mortgage processing division due to the factors described above, combined with the market share gains in our loan facilitation services, were fully offset by continued investments in our Desktop platform and infrastructure to support the conversions of three large services in 2010, one of which is still in the implementation phase, and by the reduction of our Default Services revenues due to the broader industry slowdown.
     Gross Profit
     Gross profit was $613.4 million and $594.6 million during the first nine months of 2010 and 2009, respectively. Gross margin was 33.7% during the first nine months of 2010 and 2009. The year-over-year consistency in gross margin during the first nine months of 2010 when compared to the first nine months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $18.2 million, or 9.0%, during the first nine months of 2010 when compared to the first nine months of 2009. Selling, general and administrative expenses as a percentage of processing and services revenues were 10.2% and 11.5% during the first nine months of 2010 and 2009, respectively. The decrease in selling, general and administrative expenses during the current period was primarily due to a non-recurring charge totaling $9.0 million recognized during the first nine months of 2009 primarily related to the retirement of three LPS directors, and from lower current period incentive compensation costs. These decreases were partially offset by increased stock compensation expense during the current year period.
     Operating Income
     Operating income increased $37.1 million, or 9.5%, during the first nine months of 2010 when compared to the first nine months of 2009. Operating margin increased from 22.2% during the first nine months of 2009 to 23.6% in the first nine months of 2010 as a result of the factors described above.
     Other Income (Expense)
     Other income and expense, which consists of interest income, interest expense and other items, was $53.3 million and $63.7 million during the first nine months of 2010 and 2009, respectively. The decrease during the current year period was primarily due to a reduction in interest expense, which totaled $54.5 million and $64.7 million during the first nine months of 2010 and 2009, respectively, resulting from lower interest rates and principal balances.
     Income Taxes
     Income taxes were $143.5 million and $125.3 million during the first nine months of 2010 and 2009, respectively. The effective tax rate was 38.25% during both the first nine months of 2010 and 2009.
     Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net
     Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $1.5 million during the first nine months of 2009.
     Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
     Net earnings were $231.6 million and $200.8 million during the first nine months of 2010 and 2009, respectively. Net earnings per diluted share totaled $2.45 and $2.09 during the first nine months of 2010 and 2009, respectively. The increase during the first nine months of 2010 when compared to the first nine months of 2009 was a result of the factors described above, as well as from lower share counts due to higher share repurchase activity during the current year period.

Segment Results of Operations — Technology, Data and Analytics — Unaudited

Nine months ended September 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$561.6	$518.1	100.0%	100.0%	$43.5	8.4%
Cost of revenues	314.5	295.0	56.0%	56.9%	(19.5)	(6.6)%

Gross profit	247.1	223.1	44.0%	43.1%	24.0	10.8%
Gross margin	44.0%	43.1%
Selling, general and administrative expenses	61.0	52.1	10.9%	10.1%	(8.9)	(17.1)%

Operating income	$186.1	$170.9	33.1%	33.0%	$15.2	8.9%

Operating margin	33.1%	33.0%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues increased $43.5 million, or 8.4%, during the first nine months of 2010 when compared to the first nine months of 2009. The increase during the period was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, revenue growth in our Desktop operation caused by the recent implementations of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process, also contributed to the current year growth.
     Cost of Revenues
     Cost of revenues increased $19.5 million, or 6.6%, during the first nine months of 2010 when compared to the first nine months of 2009. Cost of revenues as a percentage of processing and services revenues decreased from 56.9% during the first nine months of 2009 to 56.0% in the first nine months of 2010. The decrease in cost of revenues as a percentage of processing and services revenues was primarily driven by higher marginal revenue contributions from our mortgage processing operation, as described above, partially offset by continued investments in our Desktop platform and infrastructure to support the conversions of three large servicers in 2010, one of which is still in the implementation phase.
     Gross Profit
     Gross profit was $247.1 million and $223.1 million during the first nine months of 2010 and 2009, respectively. Gross margin was 44.0% and 43.1% during the first nine months of 2010 and 2009, respectively. The increase in gross margin during the first nine months of 2010 when compared to the first nine months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $61.0 million and $52.1 million during the first nine months of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses increased from 10.1% during the first nine months of 2009 to 10.9% in the first nine months of 2010 primarily as a result of higher personnel costs.
     Operating Income
     Operating income increased $15.2 million, or 8.9%, during the first nine months of 2010 when compared to the first nine months of 2009. Operating margin increased from 33.0% during the first nine months of 2009 to 33.1% in the first nine months of 2010 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services — Unaudited

Nine months ended September 30,			As a % of Revenue (1)		Variance 2010 vs. 2009 (1)
(in millions)	2010 (1)	2009 (1)	2010	2009	$	%
Processing and services revenues	$1,261.9	$1,263.0	100.0%	100.0%	$(1.1)	(0.1)%
Cost of revenues	895.5	891.5	71.0%	70.6%	(4.0)	(0.4)%

Gross profit	366.4	371.5	29.0%	29.4%	(5.1)	(1.4)%
Gross margin	29.0%	29.4%
Selling, general and administrative expenses	69.2	82.1	5.5%	6.5%	12.9	15.7%

Operating income	$297.2	$289.4	23.6%	22.9%	$7.8	2.7%

Operating margin	23.6%	22.9%

(1)	Columns may not total due to rounding.
     Processing and Services Revenues
     Processing and services revenues decreased $1.1 million, or 0.1%, during the first nine months of 2010 when compared to the first nine months of 2009. The decrease during the first nine months of 2010 resulted from a decline in our default management services, which was primarily due to lower foreclosure volumes, partially offset by growth in our loan facilitation services, which include our front-end loan origination related services. This growth was due to strong market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, notwithstanding a year-over-year decline in mortgage market activity.
     Cost of Revenues
     Cost of revenues increased $4.0 million, or 0.4%, during the first nine months of 2010 when compared to the first nine months of 2009. Cost of revenues as a percentage of processing and services revenues increased from 70.6% during the first nine months of 2009 to 71.0% in the first nine months of 2010. The percentage increase was primarily due to a change in revenue mix as the temporary slowdown in our foreclosure volumes has resulted in near-term excess operating capacity in several of our default businesses. This was partially offset by higher marginal revenue contributions from our loan facilitation services due to continued market share gains.
     Gross Profit
     Gross profit was $366.4 million and $371.5 million during the first nine months of 2010 and 2009, respectively. Gross margin was 29.0% and 29.4% during the first nine months of 2010 and 2009, respectively. The decrease in gross margin during the first nine months of 2010 when compared to the first nine months of 2009 was a result of the factors described above.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $69.2 million and $82.1 million during the first nine months of 2010 and 2009, respectively. As a percentage of processing and services revenues, selling, general and administrative expenses decreased from 6.5% during the first nine months of 2009 to 5.5% in the first nine months of 2010 as a result of an increased emphasis on cost control, as well as from lower incentive compensation costs.
     Operating Income
     Operating income increased $7.8 million, or 2.7%, during the first nine months of 2010 when compared to the first nine months of 2009. Operating margin increased from 22.9% during the first nine months of 2009 to 23.6% in the first nine months of 2010 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
     The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $54.9 million and $69.0 million during the first nine months of 2010 and 2009, respectively. The decrease in net corporate expenses during the current period was primarily due to a non-recurring charge totaling $9.0 million recognized during the first nine months of 2009 primarily related to the retirement of three LPS directors, and from lower current period incentive compensation costs. These decreases were partially offset by increased stock compensation expense during the current year period. Stock related compensation costs totaled $22.1 million and $20.4 million during the first nine months of 2010 and 2009, respectively.
Liquidity and Capital Resources
Cash Requirements
     Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, treasury stock repurchases and business acquisitions. Our principal sources of funds are cash generated by operations.
     At September 30, 2010, we had cash on hand of $72.5 million and debt of $1,285.5 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.
     We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable December 22, 2010 to stockholders of record as of the close of business on December 8, 2010. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.
     We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. Most recently, on October 28, 2010 our Board approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. Each new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
     During the third quarter of 2010, we repurchased 2.3 million shares of our stock for $70.3 million, at an average price of $31.22 per share. Subsequent to September 30, 2010, we have repurchased 1.0 million shares of our stock for $30.1 million, at an average price of $30.11 per share.
Operating Activities
     Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $291.7 million and $295.1 million during the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash provided by operating activities during the first nine months of 2010 when compared to the first nine months of 2009 was primarily related to a variation in timing of our working capital, partially offset by an increase in earnings, as adjusted for noncash items.
Investing Activities
     Investing cash flows consist primarily of capital expenditures, investment activities, purchases of title plants, and acquisitions and dispositions. Cash used in investing activities was approximately $97.1 million and $131.2 million during the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used in investing activities during the first nine months of 2010 when compared to the prior year period was primarily related to the acquisition of the remaining 61% of the equity interest of FNRES, in February 2009, in exchange for all of our interests in IPEX. In connection with this transaction, we exchanged the net assets of IPEX, which included approximately $32.6 million of cash and cash equivalents, for the net assets of FNRES, which included approximately $0.5 million of cash and cash equivalents. The decrease was also related to the acquisition of Tax Verification Bureau,

Inc. for $14.9 million, as well as the purchase of various title plants during the 2009 period, partially offset by an increase in the level of capital expenditures during the current year period as well as the acquisition of investments.
     Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $84.1 million and $67.9 million on capital expenditures during the nine months ended September 30, 2010 and 2009, respectively.
Financing Activities
     Cash used in financing activities was approximately $192.7 million and $225.0 million during the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used in financing activities during the first nine months of 2010 when compared to the prior year period was primarily related to a prepayment of future debt installments made during the prior year period, as well as an increase in stock option exercises during the current year period, partially offset by an increase in the level of treasury stock repurchases during the current year period.
Financing
     On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at September 30, 2010; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $420.0 million was outstanding at September 30, 2010; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $498.5 million was outstanding at September 30, 2010. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.
     The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At September 30, 2010, the rate on the Term A Loan was 2.26% and the rate on the Term B Loan was 2.76%.
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
     On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million of which $367.0 million was outstanding at September 30, 2010. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

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
Escrow and Fiduciary Arrangements
     In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow or fiduciary accounts, pending completion of real estate related transactions. These amounts are maintained in segregated accounts and have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2010, the aggregate value of all amounts held in escrow and fiduciary accounts in our title agency, closing and tax services operations totaled $341.4 million.

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
     We are a highly leveraged company, with approximately $1,285.5 million in long-term debt outstanding as of September 30, 2010. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2010, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $6.2 million.
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
Part II: OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. We believe that no actions, other than the matters listed below, depart from customary litigation incidental to our business. As background to the disclosure below, please note the following:
•	In these matters, plaintiffs seek a variety of remedies but do not make a specific statement as to the dollar amount of damages demanded. Due to these reasons and the early stage of these cases, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.

•	We review these matters on an ongoing basis and follow the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, we base our decision on our assessment of the ultimate outcome following all appeals.

•	We intend to vigorously defend all litigation matters that are brought against us, and we do not believe that their ultimate disposition will have a material adverse impact on our financial position or results of operations.

Elizabeth Foster, et al vs. MERS, GMAC, Lender Processing Services, Inc., et al.
     We have been named in a putative class action complaint filed in the United States District Court in the Western District of Kentucky, Louisville Division on September 28, 2010. Although we have not yet received service of the complaint, plaintiffs challenge the securitization of loans, the use of assignments of mortgage, and the participation of MERS in the foreclosure process, and make allegations concerning unlawful foreclosure, conspiracy and other matters relating to the handling of the plaintiffs’ loans and the default process.
Thorne vs. Prommis Solution Holding Corporation, Lender Processing Services, Inc., et al.
     We have also been named in a putative class action adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Mississippi on September 30, 2010. The complaint has a single plaintiff and alleges that the defendants engaged in unlawful fee splitting and the unauthorized practice of law. On October 28, 2010, we filed a motion for summary judgment seeking to dismiss the complaint.
Knippel vs. Saxon Mortgage Services, Lender Processing Services, Inc., et al.
     We have been named in a putative class action complaint filed in the United States District Court for the District of Nevada on October 5, 2010. Although we have not yet received service of the complaint, the complaint was served on one of our subsidiaries on October 18, 2010. The complaint has a single plaintiff and alleges violations of the Fair Debt Collection Practices Act, deceptive trade practices and unlawful fee splitting.
Regulatory Matters
     Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state insurance departments, attorneys general and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries. The U.S. Attorney’s office for the Middle District of Florida has been conducting an inquiry concerning certain business processes in our default operations. The Florida Attorney General and other federal and state authorities have initiated inquiries about these matters. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. We continue to believe that the outcome of the current inquiries will not have a material adverse impact on our business or results of operations, although, it is difficult to predict the final outcome of these matters due to the current scrutiny being placed on participants in the foreclosure process and the early stage of many of these inquiries.
Item 1A. Risk Factors.
     The strength of the economy and the housing market affect demand for certain of our services.
     The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. As a result of the declining housing market and the current economic downturn, the volume of refinancing transactions in particular and mortgage originations in general have declined over the last several years resulting in a reduction of revenues in some of our businesses. Various measures taken by the federal government to reduce interest rates led to increased refinancing activity through much of 2009, but refinancing levels declined in the first half of 2010 as a result of market conditions and tightened loan requirements, such as higher credit score and down payment requirements and additional fees, that have limited the number of potential borrowers. At the end of June 2010 and into October 2010, mortgage rates dropped to historic lows, resulting in an increase in refinance order volumes, although there can be no assurance that this trend will continue. Our revenues for our loan facilitation business in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate. Further, in the event that the difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans, our revenues from mortgage processing could be adversely affected.
     In contrast, the weaker economy and housing market have tended to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations, in which we service residential mortgage loans in default. It can also increase revenues from our Desktop solution, which is currently primarily used in connection with default management. As a result, our default management services have historically provided a natural hedge against the volatility of the current real estate origination business and its resulting impact on our loan facilitation services. However, government legislation aimed at mitigating the current downturn in the housing market by providing a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments, and lenders’ efforts to comply with the requirements of that legislation and other foreclosure requirements, has adversely affected foreclosure volumes and the results of our default management operations. Although we believe that the reduction in foreclosure volumes is temporary, it is impossible to predict whether additional legislative or regulatory changes will be implemented or other actions may be taken by regulators or lenders that might cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results. In the event that the volume of foreclosure starts remains slow without a corresponding increase in the level of mortgage originations to increase revenues from our loan facilitation businesses, our revenues could be adversely affected.
     Efforts by the government, financial institutions and other parties to address the troubled mortgage market and the current economic and financial environment could affect us.
     Several pieces of legislation have been enacted to address the struggling mortgage market and the current economic and financial environment. For example, under the Homeowner Affordability and Stability Plan (the “HASP”), many homeowners with a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac, who would otherwise be unable to get a refinancing loan because of a loss in home value increasing their loan-to-value ratio above 80%, have been able to get a refinancing loan. The Treasury Department initially estimated that many of the 4 to 5 million homeowners who fit this description would be eligible to refinance their loans under this program. The federal government has also taken steps to reduce interest rates to further spur increased refinancing activity. We cannot predict the long-term impact of these measures on refinancing volumes or whether the federal government will take further steps to promote mortgage origination activity.
     In addition, various federal and state initiatives have been proposed concerning foreclosure relief. The Home Affordable Modification Program (“HAMP”) under the HASP provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Participating servicers receive incentive payments for completing modifications under the program. Although HAMP has produced a large number of trial modifications, only a small portion of those modifications have been converted to permanent modifications to date. However, we cannot predict the ultimate impact that the HASP and other foreclosure relief and loan modification initiatives, as well as other current or future governmental initiatives to stimulate the economy and increase the flow of credit, may have on our various businesses.
     Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to continued high delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program in compliance with its requirements and new government directives intended to increase its success, which slowed the pace of foreclosure starts in the first half of 2010. Although foreclosure starts increased in the third quarter of 2010, in the past few months, a number of lenders have once again slowed or in some cases temporarily halted foreclosures as they confirm the compliance of their foreclosure procedures with applicable laws. It is impossible to predict whether any legislative or regulatory changes will be implemented as a result of recent issues reported by banks and servicers in connection with foreclosure actions, to further improve the success of HAMP or to otherwise address the current issues impeding a housing market recovery. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
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
     The current economic downturn and troubled housing market have also resulted in increased scrutiny of all parties involved in the mortgage industry, particularly those involved in the foreclosure process. It has also resulted in governmental review of aspects of the mortgage lending business, which may lead to greater regulation in areas such as appraisals, default management, loan closings and regulatory reporting. Any of these trends could have an adverse effect on our business or results of operations. As described in Part II, Item 1. “Legal Proceedings,” the U.S. Attorney’s office for the Middle District of Florida has been conducting an inquiry concerning certain business processes in our default operations. The Florida Attorney General and other federal and state authorities have initiated inquiries about these matters, and others may do so in the future. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. We continue to believe that the outcome of the current inquiries will not have a material adverse impact on our business or results of operations, although, it is difficult to predict the final outcome of these matters due to the current scrutiny being placed on participants in the foreclosure process and the early stage of certain of these inquiries. There can be no assurance that we will not incur additional material costs and expenses as a result of regulatory, legislative or administrative investigations or actions relating to default procedures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. Most recently, on October 28, 2010 our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. Each new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.
     The following table summarizes our repurchase activity for the three months ended September 30, 2010:

			Total	Approximate
			Number of	Dollar Value
			Shares	(in millions) of
	Total	Average	Purchased	Shares that
	Number of	Price	as Part	May Yet Be
	Shares	Paid per	of Publicly	Purchased Under
Period	Purchased	Share	Announced Plans	the Plans (1)
July 1 to July 31, 2010	500,000	$32.19	500,000	$133.9
August 1 to August 31, 2010	1,450,000	$30.78	1,450,000	$89.3
September 1 to September 30, 2010	301,589	$31.60	301,589	$79.8

Total	2,251,589		2,251,589

(1)	As of the last day of the respective month.
Item 6. Exhibits
     (a) Exhibits:
10.1	Employment Agreement between Lender Processing Services, Inc. and Thomas L. Schilling, effective as of November 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	Lender Processing Services, Inc.
	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS
     The following documents are being filed with this Report:

Exhibit
No.	Description
10.1	Employment Agreement between Lender Processing Services, Inc. and Thomas L. Schilling, effective as of November 1, 2010

31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.