Form 10-K
period 2010-12-31
Lender Processing Services, Inc.
filed 2011-03-01
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $2,914,909,057 based on the closing sale price of $31.31 on June 30, 2010 as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 88,861,779 as of January 31, 2011.

The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for its 2011 annual meeting of shareholders, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

LENDER PROCESSING SERVICES, INC.
2010 FORM 10-K ANNUAL REPORT

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

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 31% and 69%, respectively, of our revenues for the year ended December 31, 2010. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

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

Information about Reporting Segments

We offer a suite of solutions across the mortgage continuum, including technology applications, data, analytics, loan facilitation services and default management services. Our two reporting segments are Technology, Data and Analytics and Loan Transaction Services. We provide our solutions to many of the top 50 U.S. banks, as well as a number of other financial institutions, mortgage lenders, mortgage loan servicers, and other real estate professionals.

In our Technology, Data and Analytics segment, our principal technology solutions are software applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology solutions primarily consist of mortgage processing and workflow management software applications. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from mortgage processing are generally based on the number of active mortgages on our mortgage servicing platform in a given period. Our other technology solutions include our Desktop application, which at present is deployed primarily to customers utilizing our default management services. We generally earn revenues from our Desktop application on a per transaction basis. Our data and analytics offerings primarily consist of our alternative valuation services, real estate and mortgage data, fraud detection solutions, modeling and forecasting and analytical tools. For 2010, the Technology, Data and Analytics segment generated $762.6 million, or approximately 31%, of our consolidated revenues.

Our Loan Transaction Services segment consists principally of our loan facilitation services and our default management services. Our loan facilitation services consist primarily of settlement services, such as title agency and closing services, traditional appraisals and appraisal management services and other origination and real estate-related services. Each of these services is provided through a centralized delivery channel in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property. Our default management services, including title, posting and publication, property preservation, asset management and REO auction services and administrative support, are provided to national lenders, loan servicers and other real estate professionals to enable them to better manage some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process. Our revenues from our Loan Transaction Services segment in 2010 were $1,701.5 million, or approximately 69%, of our consolidated revenues.

In 2010, 2009 and 2008, all of our revenues were from sources within the U.S. and Puerto Rico.

Technology, Data and Analytics

Our Technology, Data and Analytics segment offers leading software systems and information solutions that facilitate and automate many of the business processes across the life cycle of a mortgage. Our customers use our technology and services to reduce their operating costs, improve their customer service and enhance the quality and consistency of various aspects of their mortgage servicing. We continually work with our customers to customize and integrate our software and services in order to assist them in achieving the value proposition that we offer to them.

Technology.  We build all of our technology platforms to be scalable, highly secure, flexible, standards-based, and web connected. The primary applications and services of our technology businesses include:

•	MSP. Our mortgage servicing platform, or MSP, is an application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP serves as the core application through which our customers keep the primary records of their mortgage loans. MSP processes a wide range of loan products, including fixed-rate mortgages, adjustable-rate mortgages, construction loans and daily simple interest loans. Our capabilities on our MSP platform also include processing home equity lines of credit, or HELOCs. We believe MSP provides a more robust system for addressing HELOCs in areas such as loss mitigation, escrow tracking and regulatory reporting than the software systems that many banks have historically used to process these loans, which are based on credit card systems.

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

•	Desktop. We have developed a web-based workflow information system, which we refer to as Desktop. The Desktop application can be used for managing and automating a wide range of different workflow processes. It can also be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple users access to key data needed for various types of monitoring and process management.

•	Other software applications. We offer various software applications and services that facilitate the origination of mortgage loans in the U.S. For example, we offer a loan origination software system, known as Empower!, which is used by banks, savings & loans and mortgage bankers to automate the loan origination process. Empower! provides credit bureau access and interfaces with MSP, automated underwriting systems used by Freddie Mac and Fannie Mae and various vendors providing settlement services. We also offer a software system, known as SoftPro, which is a real estate closing and title insurance production application used to create forms used in the closing of residential and commercial real estate transactions in the U.S. We also offer RealEC, a collaborative vendor network for the mortgage industry. The RealEC network enables lenders and their business partners to electronically connect, collaborate and automate their business processes and to electronically order and route settlement services.

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

Data and analytics.  In addition to our technology applications, this segment provides data and analytics solutions that are used in different steps in the life cycle of a mortgage. Our primary data and analytics services are:

•	Alternative valuation services. We offer a broad range of property valuation services that allow our customers to match their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, broker price opinions, collateral risk scores, appraisal review services and valuation reconciliation services. To deliver these services, we utilize artificial intelligence software, detailed real estate statistical analysis, and modified physical property inspections.

•	Data and information. We acquire and aggregate real estate property and loan data on a national level and make such data available to our customers in a single database with a standard, normalized format. We also offer a number of value added services that enable our customers to utilize this data to assess risk, determine property values, track market performance, generate leads and mitigate risk.

•	Fraud detection. We also provide our customers with automated verification solutions. These services assist our customers to combat mortgage fraud and manage risk by quickly verifying applicant income and identity against Internal Revenue Service and Social Security Administration databases. We also provide employment verification services.

The following table sets forth our revenues for the last three years from our mortgage processing services and other services in this segment (in millions):

	2010	2009	2008

Mortgage processing	$402.7	$387.9	$334.2
Other Technology, Data and Analytics	359.9	319.6	231.5

Total segment revenues	$762.6	$707.5	$565.7

Loan Transaction Services

Our Loan Transaction Services segment offers customized outsourced business process and information solutions. We work with our customers to set specific parameters regarding the services they require, and where practicable, provide a single point of contact with us for these services.

Loan facilitation services.  This segment includes the following services:

•	Settlement services. We offer centralized title agency and closing services to our customers. Our title agency services include conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving any title exceptions, verifying the payment of existing loans secured by a subject property, verifying the amount of prorated expenses and either arranging for or issuing a title insurance policy by a title insurance underwriter. Our closing management services include preparing many of the documents used in connection with the closing. We work with independent closing agents that are trained to close loans in accordance with the lender’s instructions, and independent notaries who are available to promptly assist with the closing. Due to the centralized nature of our title and closing operations, our settlement services are typically utilized in connection with refinancing transactions.

•	Appraisal services. We operate an appraisal management company, which contracts with independent appraisers to provide traditional appraisals. Traditional property appraisal services involve labor intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods, and typically take weeks to complete. These services are typically provided in connection with first mortgages.

•	Other origination services. We offer lenders real estate tax information and federal flood zone certifications in connection with the origination of new mortgage loans. We also offer monitoring services that will notify a lender of any change in flood zone status during the life of a loan.

Default management services.  In addition to loan facilitation services, our Loan Transaction Services segment offers default management services. These services allow our customers to efficiently manage the business processes necessary to take a loan and the underlying real estate securing the loan through the default and foreclosure process. We offer a full spectrum of services relating to the management of defaulted loans, from initial property inspection through the eventual disposition of our customer’s asset. Based on a customer’s needs, our default management services can be provided individually or, more commonly, as part of a solution that integrates one or more of those services with our technology applications, such as the Desktop application. Our default management services include:

•	Foreclosure services. We offer lenders, servicers and their attorneys certain administrative and support services in connection with managing foreclosures. We also offer comprehensive posting and publication of foreclosure and auction notices, and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure.

•	Property inspection and preservation services. At the onset of a loan default, our services are designed to assess and preserve the value of the property securing the loan. For example, through independent inspectors we provide inspection services, including daily reports on vacant properties, occupancy inspections and disaster and insurance inspections. We also offer property preservation and maintenance services, such as lock changes, window replacement, lawn service and debris removal, through independent contractors.

•	Asset management, default title and settlement services. After a property has been foreclosed, we provide services that aid our customers in managing their real estate owned, or REO, properties, including property preservation field services. We also offer a variety of title and settlement services relating to the lender’s ownership and eventual sale of REO properties. Finally, we offer advisory and management services, as well as a comprehensive REO auction solution, to facilitate a lender’s REO sales.

The following table sets forth our revenues for the last three years from our loan facilitation and default management services in this segment (in millions):

	2010	2009	2008

Loan facilitation services	$640.9	$547.3	$431.7
Default management services	1,060.6	1,137.3	851.8

Total segment revenues	$1,701.5	$1,684.6	$1,283.5

Corporate

In addition to our two reporting segments, we also have a corporate segment, which includes costs and expenses not allocated to our two reporting segments as well as certain smaller investments and operations.

Customers

We have numerous customers in each category of service that we offer across the mortgage continuum. A significant focus of our marketing efforts is on the top 50 U.S. banks, although we also provide our services to a number of other financial institutions, mortgage lenders, mortgage loan servicers, attorneys, trustees and real estate professionals.

Our most significant customer relationships tend to be long-term in nature and we typically provide an extensive number of services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers. For example, in 2010, our largest customer, Wells Fargo Bank, N.A. (“Wells Fargo”), accounted for approximately 20.0% of our aggregate revenue and approximately 12.2% and 23.3% of the revenue from our Technology, Data and Analytics and Loan Transaction Services segments, respectively. JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), our second largest customer, accounted for approximately 11.1% of our consolidated revenues and approximately 10.3% and 11.3% of the revenues of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. Our five largest customers accounted for approximately 47.7% of our aggregate revenue and approximately 31.4% and 54.7% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. However, these revenues in each case are spread across a range of services, and are subject to multiple separate contracts. Although the diversity of the services we provide to each of these customers reduces the risk that we would lose all of the revenues associated with any of these customers, a significant deterioration in our relationships with or the loss of any one or more of these customers could have a significant impact on our results of operations. See “Risk Factors — Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.”

Sales and Marketing

Sales Force

We have teams of experienced sales personnel with subject matter expertise in particular services or in the needs of particular types of customers. A significant portion of our potential customers in each of our business lines is targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Marketing activities include direct marketing, print advertising, media relations, public relations, tradeshow and convention activities, seminars and other targeted activities. As many of our customers use a single service, or a combination of services, our direct sales force also targets existing customers to promote cross-selling opportunities. These individuals also support the efforts of our Office of the Enterprise, discussed below.

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

As part of the Office of the Enterprise operations, we engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. The Office of the Enterprise provides us with a more cohesive sales force and reduces confusion over client responsibility. As a result, we have created an effective cross-sell culture within our organization.

Patents, Trademarks and Other Intellectual Property

We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights.

Competition

A number of the businesses in which we engage are highly competitive. The businesses that make up our Technology, Data and Analytics segment compete with internal technology departments within financial institutions and with third party data processing or software development companies and data and analytics companies. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and pricing. We believe that due to our integrated technology and economies of scale in the mortgage processing business, we have a competitive advantage in each of these categories.

With respect to our mortgage servicing platform, we compete with our customers’ internal technology departments and other providers of similar systems. MSP is a leading mortgage processing software in the U.S.

Our Desktop application, which is a workflow information system that can be used to manage a range of different workflow processes, is currently the leading mortgage default management application in the U.S. We compete primarily with our customers’ in-house technology departments for this type of business.

In our Data and Analytics businesses, we primarily compete with Corelogic, Inc., in-house capabilities and certain niche providers. Recently, the national credit bureaus have also begun providing competitive fraud detection offerings.

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

As a provider of electronic data processing to financial institutions, such as banks and credit unions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and various other federal and state regulatory authorities. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our customers’ auditors and regulators. We also may be subject to possible review by state agencies that regulate banks in each state in which we conduct our electronic processing activities.

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

Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot assure you that our valuation and appraisal services business will not be subject to further regulation. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which contains broad changes for many sectors of the financial services and lending industries, was signed into law. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. We monitor these proposals carefully, and we believe that our appraisal management operations will be able to comply with any new requirements.

The title agency and related services we provide are conducted through an affiliated group of underwritten title agencies. Our underwritten title agencies are generally required by various state laws to maintain specified levels of net worth and working capital, and are also required to obtain and maintain a license in each state in which they operate. The title agencies are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that our agents and certain employees maintain state licenses as well, and be appointed by a title insurer. We also own a title insurer which issues policies generated by our agency operations. This insurer is domiciled in New York and is therefore subject to regulation by the insurance regulatory authorities of that state. Among other things, the laws of New York require that (1) certain amounts of premiums earned by our insurance company be set aside as reserves, (2) only limited, defined amounts of any earnings of our insurance company are available as potential dividends, and (3) no one person may acquire 10% or more of our common stock without the approval of the New York insurance regulators.

The current economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. The Wall Street Reform Act is one example of such legislation. It is too early to predict the final form that regulations or other rule-makings to implement the various requirements of the Wall Street Reform Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Employees

As of December 31, 2010, we had approximately 8,700 employees, all of which were principally employed in the U.S. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.

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

The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The Mortgage Brokers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.5 trillion and $2.0 trillion in 2010 and 2009, respectively. Of these total origination markets in 2010 and 2009, approximately 69% and 65%, respectively, were refinancing transactions. The revenues for our loan facilitation business are linked to the volume of origination transactions, and refinancing transactions in particular. There can be no assurance that the relative strength of the refinancing market will continue, especially in light of current market conditions, rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In the event that the level of origination transactions, particularly refinancing transactions, decreases, the results of our loan facilitation operations could be adversely affected. Further, in the event that the difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans outstanding, our revenues from mortgage processing could be adversely affected.

In contrast, the weaker economy and housing market have tended to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations, in which we service residential mortgage loans in default. It can also increase revenues from our Desktop solution, which is currently primarily used in connection with default management. As a result, our default management services have historically provided a natural hedge against the volatility of the real estate origination business and its resulting impact on our loan facilitation services. However, government legislation aimed at mitigating the current downturn in the housing market by providing a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments, and lenders’ efforts to comply with the requirements of that legislation and other foreclosure requirements, has adversely affected foreclosure volumes and the results of our default management operations. Although we believe that the reduction in foreclosure volumes is temporary, it is impossible to predict whether additional legislative or regulatory changes will be implemented or other actions may be taken by regulators or lenders that might cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results. In the event that foreclosure volumes remain slow without a corresponding increase in the level of mortgage originations to increase revenues from our loan facilitation businesses, our revenues could be adversely affected.

Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.

A small number of customers have accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2010, our largest customer, Wells Fargo, accounted for approximately 20.0% of our aggregate revenue, and our second largest customer, JPMorgan Chase, accounted for approximately 11.1% of our aggregate revenue. Wells Fargo accounted for approximately 12.2% of the revenue from our Technology, Data and Analytics segment and approximately 23.3% of the revenue from our Loan Transaction Services segments in 2010, and JPMorgan Chase accounted for approximately 10.3% of the revenue from our Technology, Data and Analytics segment and approximately 11.3% of the revenue from our Loan Transaction Services segment in 2010. Our five largest customers accounted for approximately 47.7% of our aggregate revenue and approximately 31.4% and 54.7% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. See “Business — Customers.” The revenues of our five largest customers are spread across a range of services, and we protect ourselves by utilizing separate contracts for different services. However, our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships could significantly reduce our revenues. In addition, by virtue of their significant relationships with us, these customers may be able to exert pressure on us with respect to the pricing of our services.

Our customers also have significant relationships with the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, which are government-sponsored enterprises (“GSE”) tasked with working with financial institutions to provide liquidity to the mortgage market. They do this by purchasing loans from the lenders either for cash or in exchange for a mortgage-backed security that comprises those loans and that, for a fee, carries the GSE’s guarantee of timely payment of interest and principal. Because our customers service the loans owned by the GSEs, we provide services on many of those loans. As a result of these relationships, the GSEs have been able to implement changes to our pricing structure on certain services we provide related to default and foreclosure servicing. The GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our services in the future, which could have a negative impact on our results of operations.

Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us.

The current economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. An example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which was signed into law in July 2010 and contains broad changes for many sectors of the financial services and lending industries. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. While we believe that we will be able to comply with the new federal and any new state requirements relating to appraisals going forward, it is too early to predict with certainty what impact those requirements may have on our business or the results of our operations. It is also too early to predict the final form that regulations and rule-makings to implement other requirements of the Wall Street Reform Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance and/or adversely affect our results of operations.

Several pieces of legislation have been enacted to address the struggling mortgage market and the current economic downturn. For example, under the Homeowner Affordability and Stability Plan (the “HASP”), many homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to get a refinancing loan. In addition, the Home Affordable Modification Program (“HAMP”) under the HASP provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Although HAMP has produced a large number of trial modifications, only a small portion of those modifications have been converted to permanent modifications to date. We cannot predict the ultimate impact that the government’s initiatives under the HASP or other foreclosure relief and loan modification initiatives may have, or whether the government may take additional action to address the current housing market.

Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to continued high delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program in compliance with its requirements and new government directives intended to increase its success, which slowed the pace of foreclosure starts in the first half of 2010. The timing for foreclosure starts and the pace of foreclosure proceedings further slowed in the fourth quarter of 2010 as a number of lenders once again slowed or in some cases temporarily halted foreclosures in order to confirm the compliance of their foreclosure procedures with applicable laws. We cannot predict whether any legislative or regulatory changes will be implemented as a result of recent issues reported by banks and servicers in connection with foreclosure actions, or whether the government may implement additional directives to increase the success of HAMP. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.

We may incur additional costs and expenses due to investigations or other actions relating to default procedures.

As described in Item 3. “Legal Proceedings,” a number of governmental agencies have been conducting separate inquiries concerning various current and past business practices in our default operations, and others may do so in the future. These inquiries range from grand jury subpoenas for documents and/or testimony to informal requests for information. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. Due to the current scrutiny being placed on participants in the foreclosure process and the early stage of certain of these inquiries, it is difficult to predict the final outcome of these matters. There can be no assurance that we will not incur additional material costs and expenses, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures. Also as described in Item 3. “Legal Proceedings,” we are a defendant in civil litigation relating to default matters, and could become subject to additional civil litigation. There can be no assurance that we will not incur material costs and expenses as a result of such litigation.

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.

The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

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

We have approximately $1,249.4 million of total debt outstanding, consisting of (i) a senior secured credit agreement divided into two tranches, a $700 million Term Loan A under which $385.0 million was outstanding at December 31, 2010, and a $510 million Term Loan B under which $497.3 million was outstanding at December 31, 2010, and (ii) $367.0 million of senior unsecured notes outstanding at December 31, 2010. As of December 31, 2010, we also had additional borrowing capacity of approximately $138.5 million available under our revolving credit facility. We also have other contractual commitments and contingent obligations. See “Management’s discussion and analysis of results of operations and financial condition — Contractual obligations.”

This high level of debt could have important consequences to us, including the following:

•	this debt level makes us more vulnerable to economic downturns and adverse developments in our business, may cause us to have difficulty borrowing money in the future in excess of amounts available under our credit facility for working capital, capital expenditures, acquisitions or other purposes and may limit our ability to pursue other business opportunities and implement certain business strategies;

•	we will need to use a large portion of the money we earn to pay principal and interest on our debt, which will reduce the amount of money available to finance operations, acquisitions and other business activities and pay stockholder dividends;

•	approximately $657.2 million of the debt currently bears interest at a floating rate, which exposes us to the risk of increased interest rates (for example, a one percent increase in interest rates would result in a $1 million increase in our annual interest expense for every $100 million of floating rate debt we incur, which may make it more difficult for us to service our debt);

•	while we have entered into various agreements limiting our exposure to higher interest rates and may enter into additional similar agreements in the future, any such agreements may not offer complete protection from this risk, and we remain subject to the risk that one or more of the counterparties to these agreements may fail to satisfy their obligations under such agreements; and

•	we have a higher level of debt than certain of our competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition.

Despite our substantial indebtedness, we may be able to incur additional debt in the future. The terms of our credit facilities and the indenture governing the notes allow us to incur substantial amounts of additional debt, subject to certain limitations. If new debt is added to our current debt levels, the related risks we could face would be magnified.

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

Goodwill was approximately $1,160 million, or approximately 51% of our total assets, as of December 31, 2010. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.

The results of our fiscal year 2010 annual assessment of the recoverability of goodwill indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2010. However, if the current economic downturn continues over a prolonged period or if the mortgage market continues to struggle, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.

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

Statement Regarding Forward-Looking Information

The statements contained in this report or in our other documents or in oral presentations or other statements made by our management that are not purely historical are forward-looking statements, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. These statements relate to, among other things, our future financial and operating results. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms and other comparable terminology. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to:

•	our ability to adapt our services to changes in technology or the marketplace;

•	the impact of changes in the level of real estate activity (including among others, loan originations and foreclosures) on demand for certain of our services;

•	our ability to maintain and grow our relationships with our customers;

•	the effects of our substantial leverage on our ability to make acquisitions and invest in our business;

•	the level of scrutiny being placed on participants in the foreclosure process;

•	risks associated with federal and state inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters;

•	changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment;

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with protecting information security and privacy; and

•	other risks detailed elsewhere in this Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FNF and FIS occupy and pay us rent for 145,682 square feet in this facility. We also own one facility in Sharon, Pennsylvania. We lease office space as follows:

Number of
State	Locations (1)

California	17
Texas	12
Florida	8
Minnesota, Colorado	4
Georgia, Pennsylvania	3
Nevada, Arizona, North Carolina, Washington	2
Other	10

(1)	Represents the number of locations in each state listed.

We have no leased properties outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

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

Elizabeth Foster, et al vs. MERS, GMAC, Lender Processing Services, Inc., et al.

We were named in a putative class action complaint filed in the United States District Court in the Western District of Kentucky, Louisville Division on September 28, 2010. Many of plaintiffs’ allegations are neither directed at nor relate to our business, including challenges to the securitization of loans, the use of assignments of mortgage, and the participation of Mortgage Electronic Registration System, or MERS, in the foreclosure process. Generally, plaintiffs make allegations concerning unlawful foreclosure, conspiracy and other matters relating to the handling of the plaintiffs’ loans and the default process. The plaintiffs never served us with the complaint in this proceeding, and this case was voluntarily dismissed by the plaintiffs on February 3, 2011. A motion for sanctions against plaintiffs’ counsel is pending.

Thorne vs. Prommis Solution Holding Corporation, Lender Processing Services, Inc., et al.

We were named in a putative class action adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Mississippi on September 30, 2010. The complaint has a single plaintiff and alleges that the defendants engaged in unlawful fee splitting with the attorneys representing the creditor in the bankruptcy matter and the unauthorized practice of law. On October 28, 2010, we filed a motion for summary judgment seeking to dismiss the complaint.

Knippel vs. Saxon Mortgage Services, Lender Processing Services, Inc., et al.

We were named in a putative class action complaint filed in the United States District Court for the District of Nevada on October 5, 2010. The complaint had a single plaintiff and alleged unspecified violations of the Fair Debt Collection Practices Act, deceptive trade practices and unlawful fee splitting. This proceeding was dismissed with prejudice in January 2011.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees’ Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. On December 29, 2010, the court entered an order granting a temporary suspension of filing deadlines pending a determination of the lead plaintiff and lead counsel. On January 24, 2011 applications for lead plaintiff and counsel were filed. On January 11, 2011, a second putative class action complaint entitled Southwest Ohio District Council of Carpenters vs. LPS, Inc., et al., was filed in the Middle District of Florida. The second complaint contains nearly identical allegations, and a motion to consolidate the two matters is pending.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. We filed a motion to dismiss this case on February 8, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations.

Regulatory Matters

Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state attorneys general, the U.S. Department of Justice and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries.

At present, there is increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. Like others, we have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney’s office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries.

We continue to believe that the outcome of the current inquiries will not have a material adverse impact on our business or results of operations, although it is difficult to predict the final outcome of these matters due, among other things, to the early stage of many of these inquiries. As a result, there can be no assurance that we will not incur additional material costs and expenses, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the ticker symbol “LPS.” As of January 31, 2011, there were approximately 8,400 registered holders of our common stock. The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock during the periods indicated.

	High	Low	Dividend

2010
First Quarter	$43.09	$37.03	$0.10
Second Quarter	$39.87	$30.81	$0.10
Third Quarter	$34.88	$29.22	$0.10
Fourth Quarter	$33.65	$25.50	$0.10

	High	Low	Dividend

2009
First Quarter	$31.50	$24.21	$0.10
Second Quarter	$33.99	$20.81	$0.10
Third Quarter	$39.05	$26.55	$0.10
Fourth Quarter	$44.38	$37.51	$0.10

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by the terms of our debt agreements. A regular quarterly dividend of $0.10 per common share is payable on March 17, 2011 to stockholders of record as of the close of business on March 3, 2011.

The following table provides information as of December 31, 2010, about our common stock which may be issued under our equity compensation plans:

Number of Securities Remaining
	Number of Securities to	Weighted-Average Exercise	Available for Future Issuance
	be Issued upon Exercise	Price of Outstanding	Under Equity Compensation Plans
	of Outstanding Options,	Options, Warrants and	(Excluding Securities Reflected in
Plan Category	Warrants and Rights(a)	Rights	Column (a))

Equity compensation plans approved by security holders	7,719,442	$33.06	2,719,428
Equity compensation plans not approved by security holders	—	—	—

Total	7,719,442		2,719,428

On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. In addition, on October 28, 2010, our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. The October 28, 2010 authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.

The following table summarizes our repurchase activity under our repurchase authorization in each month of the fourth quarter of 2010:

			Total Number of	Approximate Dollar Value
	Total Number of	Average Price	Shares Purchased as Part	(In millions) of Shares that May Yet Be
Period	Shares Purchased	Paid per Share	of Publicly Announced Plans	Purchased Under the Plans (1) (2)

October 1 to October 31, 2010	—	$—	—	$250.0
November 1 to November 30, 2010	1,906,000	$30.69	1,906,000	$191.5
December 1 to December 31, 2010	668,245	$30.02	668,245	$171.4

Total	2,574,245		2,574,245

(1)	Reflects amount remaining available under the $250.0 million authorization approved by our Board of Directors on October 28, 2010.

(2)	As of the last day of the respective month.

Stock Performance Graph

This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Data Processing & Outsourced Services Index for the period commencing on July 3, 2008, the first trading day of the Company’s stock, and ending on December 31, 2010, the last trading day of fiscal year 2010. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange on July 3, 2008 and each index on June 30, 2008, and assumes that all dividends were reinvested on the date paid.

	7/3/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
Lender Processing Services, Inc.	100.00	97.78	94.74	98.85	89.99	124.02	132.44	123.27	102.54	109.20	97.34
Standard & Poor’s Midcap 400	100.00	89.13	66.36	60.61	71.98	86.36	91.16	99.45	89.92	101.71	115.45
Standard & Poor’s 1500 Data Processing & Outsourced Services Index	100.00	89.34	72.59	73.13	78.79	91.40	103.60	104.01	87.17	95.65	98.73

Item 6.	Selected Financial Data.

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

The consolidated statement of earnings data for the years ended December 31, 2010 and December 31, 2009 and the consolidated balance sheet data as of December 31, 2010 and December 31, 2009 is derived from our audited financial statements included in this report. Except with respect to pro forma shares and per share amounts, the consolidated statement of earnings data for the years ended December 31, 2008 is derived from our audited financial statements included in this report. The combined statement of earnings data for the year ended December 31, 2007 and December 31, 2006 and the combined balance sheet data as of December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited financial statements not included in this report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth in this report.

	Year Ended December 31,
Statement of Earnings Data:	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Processing and services revenues	$2,456,335	$2,370,548	$1,837,590	$1,638,622	$1,404,839
Net earnings attributable to Lender Processing Services, Inc.	302,344	275,729	230,888	256,805	201,055

Net earnings per share — basic(1)	$3.25	$2.88	$2.42	$2.64

Weighted average shares — basic(1)	93,095	95,632	95,353	97,335

Net earnings per share — diluted(1)	$3.23	$2.87	$2.41	$2.63

Weighted average shares — diluted(1)	93,559	96,152	95,754	97,697

(1)	Earnings per share data for the years ended December 31, 2008 and 2007 is reflected on a pro forma basis (discussed in Note 2 of the notes to our consolidated financial statements).

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$52,287	$70,528	$125,966	$39,566	$47,783
Total assets	2,251,843	2,197,304	2,103,633	1,962,043	1,879,800
Long-term debt	1,249,401	1,289,350	1,547,451	—	—

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)

2010
Processing and services revenues	$592,394	$599,081	$626,040	$638,820
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	117,434	130,223	127,434	112,558
Net earnings attributable to Lender Processing Services, Inc.	72,516	80,413	78,691	70,724
2009
Processing and services revenues	$529,817	$613,171	$619,427	$608,133
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	82,546	122,530	122,528	121,378
Net earnings attributable to Lender Processing Services, Inc.	50,046	75,240	75,542	74,901

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 8: Financial Statements and Supplementary Data and the Notes thereto included elsewhere in this report.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 31% and 69%, respectively, of our revenues for the year ended December 31, 2010. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our fraud detection solutions.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.

Our loan facilitation services include:

•	settlement services, which consist of title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	other origination services, which consist of flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services that provide lenders with information about the tax status of a property.

Our default management services include, among others:

•	foreclosure management services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through independent real estate brokers, attorneys and other vendors to facilitate the transaction.

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

Business Trends and Conditions

Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The federal government has taken several steps over the last few years to attempt to address the downturn in the housing market, including steps to reduce interest rates and legislation such as the Homeowner Affordability and Stability Plan (the “HASP”) under which homeowners who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance.

The Mortgage Brokers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.5 trillion and $2.0 trillion in 2010 and 2009, respectively, with refinancing transactions comprising approximately 69% and 65%, respectively, of the total markets. The MBA’s Mortgage Finance Forecast currently estimates that the mortgage origination market for 2011 will be approximately $1.0 trillion, with the decrease in activity being driven by substantially decreased refinancing activity. The decrease in the MBA’s projections for 2011 is due to, among other things, current real estate prices, rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. The revenues for our loan facilitation businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected because it earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that the difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding, our mortgage processing revenues could be adversely affected.

In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, in addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments.

Through 2010, the Treasury department estimates that banks worked through most of the approximately 2.9 million loans currently eligible for the program, and offered 1.7 million trial modifications. Of those, approximately 1.5 million trial modifications were actually implemented and approximately 580,000 became permanent. Although we believe that HAMP, which expires on December 31, 2012, has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program’s current criteria or if those criteria are broadened), the pace of modifications slowed during 2010, from approximately 50,000 in January to approximately 30,000 in December, indicating a lessened impact going forward.

Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to continued high delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program in recent quarters. Despite the high delinquency rates, foreclosure starts declined in the first half of 2010 compared to the same period in 2009, in part due to lender efforts to ensure compliance with new government directives intended to increase the success of the HAMP program. Although foreclosure starts increased in the third quarter of 2010, beginning in the fourth quarter of 2010 a number of lenders once again slowed or in some cases temporarily halted foreclosures in order to confirm the compliance of their foreclosure procedures with applicable laws. As a result, the size of the overall default market in 2010 was slightly smaller than in 2009. We continue to believe the size of the default services market should increase in future years due to the continuing growth in the inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. It is also difficult to predict whether any additional legislative or regulatory changes will be implemented as a result of the recent issues reported by banks and servicers in connection with foreclosure actions, or whether the government will take any other actions to address the current housing market and economic downturn. These types of government actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.

The ongoing economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with the most recent focus being on those involved in the foreclosure process following the recent foreclosure-related issues reported by banks and servicers. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. An example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which was signed into law in July 2010 and contains broad changes for many sectors of the financial services and lending industries. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. While we believe that we will be able to comply with the new federal and any new state requirements relating to appraisals going forward, it is too early to predict with certainty what impact those requirements may have on our business or the results of our operations. It is also difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Wall Street Reform Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

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

As a result of the above transaction, the results of operations in the periods covered by the consolidated financial statements may not be directly comparable. See also Item 1A. “Risk Factors — Our historical financial information may not be indicative of our future results as a stand-alone company.”

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

As of December 31, 2010 and 2009, goodwill was $1,159.5 million and $1,166.1 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2010 and 2009, intangible assets, net of accumulated amortization, were $58.3 million and $72.8 million, respectively, which consist primarily of purchased customer relationships and trademarks. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Purchased customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to ten years. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC 350. The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets. Amortization expense for intangible assets other than goodwill was $24.8 million, $30.7 million and $40.0 million in 2010, 2009 and 2008, respectively. Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.

Computer Software

Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2010 and 2009, computer software, net of accumulated amortization was $217.6 million and $185.4 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from five to ten years. Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are development costs, and are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.

Amortization expense for computer software was $36.5 million, $35.3 million and $30.6 million in 2010, 2009 and 2008, respectively. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future.

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

Related Party Transactions

William P. Foley, II, who served as Executive Chairman of the Board of LPS from the spin-off until March 15, 2009, is an executive and a director of FNF, and therefore FNF was considered a related party of the Company during that time. Mr. Foley, along with Daniel D. Lane and Cary H. Thompson, who also serve as directors of FNF, retired from our Board of Directors on March 15, 2009 and therefore FNF is not a related party for periods subsequent to that date. In addition, Lee A. Kennedy, who has served as our director since the spin-off and as our Executive Chairman since September 15, 2009, served as an executive and a director of FIS until March 1, 2010. Therefore, FIS was a related party of the Company for periods prior to that date.

We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, from the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS. We were also parties to certain other agreements under which we incurred other expenses to, or received revenues from, FIS and FNF during the periods in which they were related parties.

Mr. Kennedy was appointed Chairman of Ceridian Corporation (“Ceridian”) on January 25, 2010, where he also served as Chief Executive Officer from that date until August 2010. Therefore, Ceridian is a related party of the Company for periods subsequent to January 25, 2010. During 2010, we were party to certain limited agreements with Ceridian from which we incurred expenses.

A detail of related party items included in revenues for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010 (1)	2009 (2)	2008

Title agency services	$—	$74.8	$187.9
Software development services	—	13.4	55.7
Other data related services	—	3.4	12.0

Total revenues	$—	$91.6	$255.6

(1)	Includes revenues generated from FIS under these agreements through February 28, 2010. The revenues generated from FIS were less than $10,000 during the period from January 1, 2010 to February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010.

(2)	Includes revenues received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.

A detail of related party items included in expenses for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010 (1,2)	2009 (3)	2008

Title plant information expense (4)	$—	$4.1	$7.4
Corporate services expense (5)	0.1	7.3	34.8
Licensing, leasing and cost sharing agreements (5)	—	(3.1)	(0.6)

Total expenses	$0.1	$8.3	$41.6

(1)	The expenses paid to Ceridian were greater than $100,000 during the period.

(2)	Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. These expenses were less than $50,000 during the period. FIS ceased to be a related party of the Company on February 28, 2010.

(3)	Includes expense reimbursements paid to FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the company on March 15, 2009; however, it was impracticable to estimate expense reimbursements paid to FNF as of that date. We continue to incur expenses under contracts that were entered into while FNF was a related party.

(4)	Included in cost of revenues.

(5)	Included in selling, general, and administrative expenses.

Descriptions of these related party agreements and other related party relationships are included in note 3 of the notes to our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Results of Operations

				As a % of Revenue(1) (2)
Year Ended December 31,	2010	2009 (2)	2008 (2)	2010	2009	2008
	(In millions, except per share amounts)

Processing and services revenues	$2,456.3	$2,370.5	$1,837.6	100.0%	100.0%	100.0%
Cost of revenues	1,642.1	1,571.0	1,176.5	66.9%	66.3%	64.0%

Gross profit	814.2	799.5	661.1	33.1%	33.7%	36.0%
Gross margin	33.1%	33.7%	36.0%
Selling, general and administrative expenses	257.3	267.3	229.9	10.5%	11.3%	12.5%

Operating income	556.9	532.2	431.2	22.7%	22.5%	23.5%

Operating margin	22.7%	22.5%	23.5%
Other income (expense)	(69.3)	(83.2)	(48.0)	2.8%	3.5%	2.6%

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	487.6	449.0	383.2	19.9%	18.9%	20.9%
Provision for income taxes	185.3	171.7	146.6	7.5%	7.2%	8.0%

Earnings from continuing operations before equity in losses of unconsolidated entity	302.3	277.3	236.6	12.3%	11.7%	12.9%
Equity in losses of unconsolidated entity, discontinued operation and minority interest, net	—	(1.6)	(5.7)	nm	nm	nm

Net earnings attributable to Lender Processing Services, Inc.	$302.3	$275.7	$230.9	12.3%	11.6%	12.6%

Net earnings per share attributable to Lender Processing Services, Inc — diluted	$3.23	$2.87	$2.41

(1)	Certain operating items are not material as a percentage of revenues, indicated by “nm.”

(2)	Columns may not total due to rounding.

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Processing and Services Revenues

Processing and services revenues increased $85.8 million, or 3.6%, during 2010 when compared to 2009. The increase was driven by growth in our Technology, Data and Analytics segment and Loan Transaction Services segment. The increase in our Technology, Data and Analytics segment was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, the increase in our Technology, Data and Analytics segment during the period resulted from revenue growth in our Desktop operation due to the recent conversion of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process. The increase in our Loan Transaction Services segment during the current year resulted from growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, partially offset by a decline in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the start of foreclosure proceedings from increased regulatory oversight, judicial actions and voluntary delays by the servicers.

Cost of Revenues

Cost of revenues increased $71.1 million, or 4.5%, during 2010 when compared to 2009. Cost of revenues as a percentage of processing and services revenues was 66.9% during 2010 and 66.3% during 2009. The year-over-year increase in cost of revenues as a percentage of processing and services revenues was due to a number of changes including: investments made in our Desktop platform and infrastructure during 2010 in advance of the conversion of two large servicers; a reduction of our Default Services revenues due to continued delays in foreclosure proceedings resulting from increased regulatory oversight, judicial actions and voluntary delays by the servicers; and an adjustment recorded in the fourth quarter of 2010 for an immaterial error pertaining to a 2008 and 2007 reserve for cost of sales in the agency sales and posting operation of our default services business. These increases were partially offset by a change in revenue mix in our mortgage processing division as the loss of lower margin account-based revenue from Bank of America’s portfolio, which deconverted in January 2010, was replaced by higher margin project and activity fee-based revenue, as well as from market share gains in our loan facilitation services.

Gross Profit

Gross profit was $814.2 million and $799.5 million during 2010 and 2009, respectively. Gross margin decreased to 33.1% during 2010 from 33.7% in 2009 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.0 million, or 3.7%, during 2010 when compared to 2009. Selling, general and administrative expenses as a percentage of processing and services revenues decreased to 10.5% during 2010 from 11.3% during 2009 primarily due to a non-recurring charge totaling $9.0 million recognized during 2009 related to the retirement of three LPS directors, partially offset by a $4.3 million charge recognized during 2010 from the departure of our former chief financial officer, as well as from lower incentive compensation costs during 2010.

Operating Income

Operating income increased $24.7 million, or 4.6%, during 2010 when compared to 2009. Operating margin increased to 22.7% during 2010 from 22.5% during 2009 as a result of the factors described above.

Other Income (Expense)

Other income and expense, which consists of interest income, interest expense and other items, totaled $69.3 million during 2010 and $83.2 million during 2009. The decrease during the current year was primarily due to a reduction in interest expense, which totaled $70.9 million and $84.6 million during 2010 and 2009, respectively, resulting from lower interest rates and principal balances.

Provision for Income Taxes

The provision for income taxes totaled $185.3 million during 2010 and $171.7 million during 2009. The effective tax rate decreased to 38.0% during 2010 from 38.25% during 2009 primarily due to utilization of available federal tax credits.

Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net

Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net totaled $1.6 million during 2009.

Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted

Net earnings and net earnings per diluted share totaled $302.3 million and $3.23, respectively, during 2010 and $275.7 million and $2.87, respectively, during 2009. The increase during 2010 was a result of the factors described above, as well as from a reduction in the weighted average shares outstanding during 2010 due to higher share repurchases.

Year Ended December 31, 2009 Compared With the Year Ended December 31, 2008

Processing and Services Revenues

Processing and services revenues increased $532.9 million, or 29.0%, during 2009 when compared to 2008. The increase was primarily driven by growth in our Loan Transaction Services segment resulting from increased demand for our services that support the default life cycle as well as from growth in certain of our loan facilitation services due to increased refinance activities resulting from the lower interest rate environment. Additionally, the increase was driven by growth in our Technology, Data and Analytics segment, primarily from growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts and growth in our loan modification programs, as well as higher project and professional services revenues. Additionally, continued strong demand for our Desktop application and applied analytics services, as well as incremental revenues from our acquisition of the remaining 61% equity interest in FNRES totaling $37.2 million, also contributed to revenue growth during fiscal year 2009.

Cost of Revenues

Cost of revenues increased $394.5 million, or 33.5% during 2009 when compared to 2008. Cost of revenues as a percentage of processing and services revenues were 66.3% during 2009 and 64.0% during 2008. The increases were primarily due to a change in revenue mix resulting from growth in several of our default management services operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations. These increases were partially offset by growth in our higher margin loan facilitation services, loan origination software sales, and data and analytics services. Additionally, the increase was due to the acquisition of FNRES in February 2009, which was neutral to our operating income.

Gross Profit

Gross profit was $799.5 million and $661.1 million during 2009 and 2008, respectively. Gross margin decreased to 33.7% during 2009 from 36.0% during 2008 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37.4 million, or 16.3%, during 2009 when compared to 2008. Selling, general and administrative expenses as a percentage of processing and services revenues decreased to 11.3% during 2009 from 12.5% during 2008. The increases were primarily due to incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs. Additionally, the increase was due to a $6.8 million charge recognized during 2009 related to the retirement of three LPS directors.

Operating Income

Operating income increased $101.0 million, or 23.4% during 2009 when compared to 2008. Operating income as a percentage of processing and services revenues (“operating margin”) decreased to 22.5% in 2009 from 23.5% in 2008 as a result of the factors described above.

Other Income (Expense)

Other income (expense), which consists of interest income, interest expense and other items, totaled $83.2 million during 2009 and $48.0 million during 2008. The increase during 2009 was primarily due to increased interest expense from bank credit facilities entered into and senior notes issued on July 2, 2008 in connection with our spin-off from FIS. Interest expense was $84.6 million during 2009 and $49.9 million in 2008.

Provision for Income Taxes

The provision for income taxes totaled $171.7 million during 2009 and $146.6 million during 2008. The effective tax rate was 38.25% during 2009 and 2008.

Equity in Losses of Unconsolidated Entity, Discontinued Operation and Noncontrolling Minority Interest, Net

Equity in losses of unconsolidated entity, discontinued operation and noncontrolling minority interest, net was $(1.6) million during 2009 and $(5.7) million during 2008. The increase during 2009 when compared to 2008 was primarily due to the acquisition of the remaining 61% equity interest of FNRES in February 2009, for which we no longer recognize equity losses.

Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted

Net earnings and net earnings per diluted share totaled $275.7 million and $2.87, respectively, during 2009 and $230.9 million and $2.41, respectively, during 2008. The increase during 2009 was a result of the factors described above.

Segment Results of Operations — Technology, Data and Analytics

							Variance		Variance
				As a % of Revenue			2010 vs. 2009		2009 vs. 2008
Year Ended December 31,	2010	2009	2008	2010	2009	2008	$	%	$	%
	(In millions)

Processing and services revenues	$762.6	$707.5	$565.6	100.0%	100.0%	100.0%	$55.1	7.8%	$141.9	25.1%
Cost of revenues	435.1	402.4	310.0	57.1%	56.9%	54.8%	(32.7)	(8.1)%	(92.4)	(29.8)%

Gross profit	327.5	305.1	255.6	42.9%	43.1%	45.2%	22.4	7.3%	49.5	19.4%
Gross margin	42.9%	43.1%	45.2%
Selling, general and administrative expenses	81.0	70.7	64.6	10.6%	10.0%	11.4%	(10.3)	(14.6)%	(6.1)	(9.4)%

Operating income	$246.5	$234.4	$191.0	32.3%	33.1%	33.8%	$12.1	5.2%	$43.4	22.7%

Operating margin	32.3%	33.1%	33.8%

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Processing and Services Revenues

Processing and services revenues increased $55.1 million, or 7.8%, during 2010 when compared to 2009. The increase was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, the increase in our Technology, Data and Analytics segment during the period resulted from revenue growth in our Desktop operation due to the recent conversion of two large servicers, as well as from growth in our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process.

Cost of Revenues

Cost of revenues increased $32.7 million, or 8.1%, during 2010 when compared to 2009. Cost of revenues as a percentage of processing and services revenues increased to 57.1% during 2010 from 56.9% in 2009. The increase in cost of revenues as a percentage of processing and services revenues was primarily due to investments made in our Desktop platform and infrastructure during 2010 in advance of the conversion of two large servicers, both of which had converted as of year-end, which was partially offset by a change in revenue mix in our mortgage processing division as the loss of lower margin account-based revenue from Bank of America’s portfolio, which deconverted in January 2010, was replaced by higher margin project and activity fee-based revenue.

Gross Profit

Gross profit was $327.5 million and $305.1 million during 2010 and 2009, respectively. Gross margin decreased nominally to 42.9% during 2010 from 43.1% during 2009 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.3 million, or 14.6%, during 2010 when compared to 2009. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 10.6% during 2010 from 10.0% during 2009 primarily as a result of higher personnel costs, as well as from a change in revenue mix driven by growth of some of our lower margin operations.

Operating Income

Operating income increased $12.1 million, or 5.2%, during 2010 when compared to 2009. Operating margin decreased to 32.3% during 2010 from 33.1% during 2009 as a result of the factors described above.

Year Ended December 31, 2009 Compared With the Year Ended December 31, 2008

Processing and Services Revenues

Processing and services revenues increased $141.9 million, or 25.1% during 2009 when compared to 2008. The increase was driven by the acquisition of FNRES in February 2009 which contributed $37.2 million to our 2009 revenue growth, growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loss mitigation programs, higher project and professional services revenues and continued demand for our Desktop application and applied analytics services.

Cost of Revenues

Cost of revenues increased $92.4 million, or 29.8% during 2009 when compared to 2008. Cost of revenues as a percentage of processing and services revenues increased to 56.9% during 2009 from 54.8% during 2008. The increase was primarily due to the acquisition of the remaining 61% equity interest in FNRES in February 2009, which was neutral to our operating income. The impact of the FNRES acquisition was partially offset by growth in our mortgage processing operation due to higher loan transaction fees from our customers’ loss mitigation efforts, growth in our loan modification programs, and higher project and professional services revenues, all of which contribute higher margins.

Gross Profit

Gross profit was $305.1 million and $255.6 million during 2009 and 2008, respectively. Gross margin decreased to 43.1% during 2009 from 45.2% in 2008 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million, or 9.4% during 2009 when compared to 2008. Selling, general and administrative expenses as a percentage of processing and services revenues decreased to 10.0% in 2009 from 11.4% during 2008 due to continued leverage of our existing overhead infrastructure.

Operating Income

Operating income increased $43.4 million, or 22.7%, during 2009 when compared to 2008. Operating margin decreased to 33.1% during 2009 from 33.8% during 2008 as a result of the factors described above.

Segment Results of Operations — Loan Transaction Services

							Variance		Variance
				As a % of Revenue			2010 vs. 2009		2009 vs. 2008
Year Ended December 31,	2010	2009	2008	2010	2009	2008	$	%	$	%
	(In millions)

Processing and services revenues	$1,701.5	$1,684.6	$1,283.5	100.0%	100.0%	100.0%	$16.9	1.0%	$401.1	31.3%
Cost of revenues	1,212.8	1,190.2	879.0	71.3%	70.7%	68.5%	(22.6)	(1.9)%	(311.2)	(35.4)%

Gross profit	488.7	494.4	404.5	28.7%	29.3%	31.5%	(5.7)	(1.1)%	89.9	22.2%
Gross margin	28.7%	29.3%	31.5%
Selling, general and administrative expenses	95.6	107.8	105.3	5.6%	6.4%	8.2%	12.2	11.3%	(2.5)	(2.4)%

Operating income	$393.1	$386.6	$299.2	23.1%	22.9%	23.3%	$6.5	1.7%	$87.4	29.2%

Operating margin	23.1%	22.9%	23.3%

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Processing and Services Revenues

Processing and services revenues increased $16.9 million, or 1.0%, during 2010 when compared to 2009. The increase resulted from growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in our title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, partially offset by a decline in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the start of foreclosure proceedings from increased regulatory oversight, judicial actions and voluntary delays by the servicers.

Cost of Revenues

Cost of revenues increased $22.6 million, or 1.9%, during 2010 when compared to 2009. Cost of revenues as a percentage of processing and services revenues increased to 71.3% during 2010 from 70.7% during 2009 as a result of a reduction of our Default Services revenues due to continued delays in foreclosure proceedings resulting from increased regulatory oversight, judicial actions and voluntary delays by our customers, and from an adjustment recorded in the fourth quarter of 2010 for an immaterial error pertaining to a 2008 and 2007 reserve for cost of sales in the agency sales and posting operation of our default services business. The impact of these items was partially offset by higher revenue and margin growth in our loan facilitation operations due to continued market share gains.

Gross Profit

Gross profit decreased $5.7 million, or 1.1%, during 2010 when compared to 2009. Gross margin decreased to 28.7% in 2010 from 29.3% during 2009 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.2 million, or 11.3%, during 2010 when compared to 2009. As a percentage of processing and services revenues, selling, general and administrative expenses decreased to 5.6% during 2010 from 6.4% during 2009 as a result of an increased emphasis on cost control, as well as from lower incentive compensation costs.

Operating Income

Operating income increased $6.5 million, or 1.7%, during 2010 when compared to 2009. Operating margin increased to 23.1% during 2010 from 22.9% during 2009 as a result of the factors described above.

Year Ended December 31, 2009 Compared With the Year Ended December 31, 2008

Processing and Services Revenues

Processing and services revenues increased $401.1 million, or 31.3% during 2009 when compared to 2008. The increase was primarily driven by our default management services and strong market growth as well as continued market share gains. Additionally, during 2009 our loan facilitation services, which include our front-end loan origination related services, grew due to increased refinance activities resulting from the lower interest rate environment, partially offset by a decrease in our tax outsourcing services.

Cost of Revenues

Cost of revenues increased $311.2 million, or 35.4% during 2009 when compared to 2008. Cost of revenues as a percentage of processing and services revenues increased to 70.7% during 2009 from 68.5% during 2008 primarily due to the growth in several of our default management operations, including field services and asset management solutions, which have a higher cost of revenue associated with their operations.

Gross Profit

Gross profit increased $89.9 million, or 22.2% during 2009 when compared to 2008. Gross margin decreased to 29.3% during 2009 from 31.5% in 2008 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 2.4% during 2009 when compared to 2008. Selling, general and administrative expenses as a percentage of processing and services revenues decreased to 6.4% during 2009 from 8.2% during 2008. The dollar increase to selling, general and administrative expense in 2009 over 2008 was primarily due to increased personnel costs associated with the revenue growth in several of our default management services.

Operating Income

Operating income increased $87.4 million, or 29.2%, during 2009 when compared to 2008. Operating margin decreased to 22.9% during 2009 from 23.3% during 2008 as a result of the factors described above.

Segment Results of Operations — Corporate and Other

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $82.6 million, $88.8 million and $59.0 million during 2010, 2009 and 2008, respectively. The decrease in net corporate expenses during 2010 as compared to 2009 was primarily due to a non-recurring charge totaling $6.8 million recognized in 2009 related to the retirement of three LPS directors, and from lower current period incentive compensation costs. These decreases were partially offset by increased stock compensation expense during the current year which was $32.1 million and $28.0 million during 2010 and 2009, respectively, and a nonrecurring $4.3 million charge relating to the departure of our former chief financial officer in 2010.

The increase in net corporate expenses during 2009 when compared to 2008 was primarily due to incremental public company costs incurred since our spin-off from FIS, as well as higher stock compensation and other incentive related costs and a $6.8 million charge recognized during 2009 related to the retirement of three LPS directors.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends and business acquisitions. Our principal source of funds is from cash generated by our operations.

At December 31, 2010, we had cash on hand of $52.3 million and debt of $1,249.4 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable March 17, 2011 to stockholders of record as of the close of business on March 3, 2011. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. Most recently, on October 28, 2010, our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. Each new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During 2010, we repurchased 7.4 million shares of our stock for $246.6 million, at an average price of $33.20 per share. As of December 31, 2010, we had $171.4 million remaining available under our $250.0 million repurchase authorization. Since January 1, 2011, we repurchased 1,665,300 shares of our stock for $55.1 million, at an average price of $33.06 per share.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $448.7 million, $443.7 million and $363.9 million during 2010, 2009 and 2008, respectively. The increase in cash provided by operating activities during 2010 when compared to 2009, and during 2009 when compared to 2008, was primarily related to an increase in earnings as adjusted for noncash items, as well as from improvements in working capital management.

Investing Activities

Investing cash flows consist primarily of capital expenditures, investment activities, purchases of title plants and property records data, and acquisitions and dispositions. Cash used in investing activities was approximately $152.4 million, $179.7 million and $82.2 million during 2010, 2009 and 2008, respectively. The decrease in cash used in investing activities during 2010 when compared to 2009 was primarily due to a reduction in the level of acquisition and disposition (“M&A”) related activities during 2010, and from a reduction in the level of title plant acquisitions during 2010, partially offset by an increase in investment related activities as well as from an increase in capital expenditures. The increase in cash used in investing activities during 2009 when compared to 2008 was primarily related to the disposition of our IPEX operation in exchange for the remaining 61% of the equity interest in FNRES, the acquisitions of Verification Bureau and Rising Tide, the payment of acquisition related contingent earn-outs, the acquisition of various title plants, which totaled $17.2 million in 2009, and the increase in the level of capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $108.3 million, $98.8 million and $62.3 million on capital expenditures during 2010, 2009 and 2008, respectively.

We acquired True Automation, Inc. during 2010 and Rising Tide, Verification Bureau and FNRES during 2009. We spent (net of cash acquired) approximately $18.8 million, $31.1 million and $19.9 million on acquisitions during 2010, 2009 and 2008, respectively.

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

Cash used in financing activities was approximately $314.5 million, $319.4 million and $195.2 million during 2010, 2009 and 2008, respectively. The decrease in cash used in financing activities during 2010 when compared to 2009 was primarily due to lower debt service payments in 2010 resulting from the prepayments made during 2009, partially offset by an increase in the level of treasury stock repurchases during 2010. The increase in cash used in financing activities during 2009 when compared to 2008 was primarily related to an increase in debt service payments, including payment of a portion of our 2010 principal installments in the amount of $105.0 million, an increase in dividends paid in 2009 as 2008 only reflected two quarterly dividend payments following our spin-off from FIS, and an increase in the level of treasury share repurchases, partially offset by a decrease in the net distributions to FIS due to the termination of cash sweep arrangements following our spin-off from FIS. Approximately $114.9 million of the cash used in financing activities during 2008 was related to net distributions to FIS that occurred prior to the spin-off.

Financing

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at December 31, 2010; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $385.0 million was outstanding at December 31, 2010; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $497.3 million was outstanding at December 31, 2010. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At December 31, 2010, the rate on the Term A Loan was 2.26% and the rate on the Term B Loan was 2.76%.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $367.0 million was outstanding at December 31, 2010. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.

The indenture contains covenants that, among other things, limit LPS’ ability and the ability of certain of LPS’ subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

LPS has no independent assets or operations and our subsidiaries’ guarantees are full and unconditional and joint and several. There are no significant restrictions under the indenture on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.

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

The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.

Interest Rate Swaps

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. See note 11 to the notes to consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

Our long-term contractual obligations generally include our debt, data processing and maintenance commitments and operating lease payments on certain of our property and equipment and deferred compensation obligations. As of December 31, 2010, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Long-term debt	$145,154	$145,160	$110,137	$481,950	$—	$367,000	$1,249,401
Interest on long-term debt (2)	52,794	50,280	46,214	36,623	29,819	29,819	245,549
Data processing and maintenance commitments	23,367	21,590	5,962	5,612	—	—	56,531
Operating lease payments	19,480	19,294	13,712	7,588	4,960	295	65,329
Deferred compensation (1)	—	—	—	—	—	21,564	21,564

Total	$240,795	$236,324	$176,025	$531,773	$34,779	$418,678	$1,638,374

(1)	Deferred compensation is presented as payable after 2015 because of the uncertain timing of the payables.

(2)	Used 12/31/2010 rate for 1 month LIBOR of .26% for future interest obligation on long-term debt.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases, and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2010, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $177.0 million.

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

We are a highly leveraged company, with approximately $1,249.4 million in long-term debt outstanding as of December 31, 2010. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2010, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $6.1 million.

Item 8.	Financial Statements and Supplementary Data

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited Lender Processing Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lender Processing Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

March 1, 2011
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited the accompanying consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lender Processing Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lender Processing Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 1 to the consolidated financial statements, the Company completed its spin-off from Fidelity National Information Services, Inc. on July 2, 2008.

/s/  KPMG LLP

March 1, 2011
Jacksonville, Florida
Certified Public Accountants

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$52,287	$70,528
Trade receivables, net	419,647	401,333
Other receivables	4,910	3,770
Prepaid expenses and other current assets	38,328	26,985
Deferred income taxes, net	44,102	47,528

Total current assets	559,274	550,144

Property and equipment, net	123,897	113,108
Computer software, net	217,573	185,376
Other intangible assets, net	58,269	72,796
Goodwill	1,159,539	1,166,142
Other non-current assets	133,291	109,738

Total assets	$2,251,843	$2,197,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$145,154	$40,100
Trade accounts payable	51,610	38,166
Accrued salaries and benefits	55,230	54,376
Recording and transfer tax liabilities	10,879	15,208
Due to affiliates	—	3,321
Other accrued liabilities	145,203	151,601
Deferred revenues	57,651	66,602

Total current liabilities	465,727	369,374

Deferred revenues	36,893	37,681
Deferred income taxes, net	96,732	65,215
Long-term debt, net of current portion	1,104,247	1,249,250
Other non-current liabilities	22,030	19,926

Total liabilities	1,725,629	1,741,446

Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million and 97.0 million shares issued and outstanding at December 31, 2010 and 2009, respectively	10	10
Additional paid-in capital	216,896	173,424
Retained earnings	596,168	330,963
Accumulated other comprehensive earnings (loss)	(283)	(7,630)
Treasury stock $0.0001 par value; 8.6 million shares and 1.2 million shares at December 31, 2010 and 2009, respectively, at cost	(286,577)	(40,909)

Total stockholders’ equity	526,214	455,858

Total liabilities and stockholders’ equity	$2,251,843	$2,197,304

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Processing and services revenues (note 3)	$2,456,335	$2,370,548	$1,837,590
Cost of revenues (note 3)	1,642,075	1,571,003	1,176,479

Gross profit	814,260	799,545	661,111
Selling, general, and administrative expenses (note 3)	257,350	267,339	229,875

Operating income	556,910	532,206	431,236
Other income (expense):
Interest income	1,316	1,654	1,605
Interest expense	(70,850)	(84,630)	(49,927)
Other income (expense), net	273	(248)	273

Total other income (expense)	(69,261)	(83,224)	(48,049)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	487,649	448,982	383,187
Provision for income taxes	185,305	171,735	146,569

Earnings from continuing operations before equity in losses of unconsolidated entity	302,344	277,247	236,618
Equity in losses of unconsolidated entity	—	(37)	(4,687)

Earnings from continuing operations	302,344	277,210	231,931
Discontinued operation, net of tax	—	(504)	158

Net earnings	302,344	276,706	232,089
Net earnings attributable to noncontrolling minority interest	—	(977)	(1,201)

Net earnings attributable to Lender Processing Services, Inc.	$302,344	$275,729	$230,888

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$302,344	$276,233	$230,730
Discontinued operation, net of tax	—	(504)	158

Net earnings	$302,344	$275,729	$230,888

Net earnings per share — basic from continuing operations	$3.25	$2.88	$2.42
Net earnings per share — basic from discontinued operation	—	—	—

Net earnings per share — basic	$3.25	$2.88	$2.42

Weighted average shares outstanding — basic(1)	93,095	95,632	95,353

Net earnings per share — diluted from continuing operations	$3.23	$2.87	$2.41
Net earnings per share — diluted from discontinued operation	—	—	—

Net earnings per share — diluted	$3.23	$2.87	$2.41

Weighted average shares outstanding — diluted(1)	93,559	96,152	95,754

(1)	Earnings per share data for the year ended December 31, 2008 is reflected on an unaudited pro forma basis (note 2).

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Net earnings attributable to Lender Processing Services, Inc.	$302,344	$275,729	$230,888
Other comprehensive earnings:
Unrealized gain (loss) on other investments, net of tax	(224)	(163)	671
Unrealized gain (loss) on interest rate swaps, net of tax(1)	7,571	6,200	(14,338)

Other comprehensive earnings	7,347	6,037	(13,667)

Comprehensive earnings attributable to Lender Processing Services, Inc.	$309,691	$281,766	$217,221

(1)	Net of income tax expense (benefit) of $4.7 million, $4.0 million and $(9.0) million for the years ended December 31, 2010, 2009 and 2008.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008

	Lender Processing Services, Inc. Stockholders’ Equity
						Accumulated
						Other
				Additional		Comprehensive			Noncontrolling
	Common	Common	FIS’s	Paid-In	Retained	Earnings	Treasury	Treasury	Minority	Total
	Shares	Stock	Equity	Capital	Earnings	(Loss)	Shares	Stock	Interest	Equity
						(In thousands)

Balances, December 31, 2007	—	$—	$1,671,039	$—	$—	$—	—	$—	$10,051	$1,681,090

Net earnings attributable to Lender Processing Services, Inc. (January 1, 2008 to June 20, 2008)	—	—	118,295	—	—	—	—	—	—	118,295
Net earnings attributable to noncontrolling minority interest (January 1, 2008 to June 20, 2008)	—	—	—	—	—	—	—	—	562	562
Net contribution by (distribution to) FIS	—	—	(121,677)	14,634	—	—	—	—	—	(107,043)
Capitalization of Lender Processing Services, Inc.	1	—	(1,667,657)	1,667,268	—	389	—	—	—	—
Distribution of common stock	94,610	9	—	(9)	—	—	—	—	—	—
Issuance of note payable to FIS	—	—	—	(1,585,000)	—	—	—	—	—	(1,585,000)
Net earnings attributable to Lender Processing Services, Inc. (June 21, 2008 to December 31, 2008)	—	—	—	—	112,593	—	—	—	—	112,593
Net earnings attributable to noncontrolling minority interest (June 21, 2008 to December 31, 2008)	—	—	—	—	—	—	—	—	639	639
Issuance of restricted stock	521	—	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(19,053)	—	—	—	—	(19,053)
Exercise of stock options and restricted stock vesting	152	—	—	2,030	—	—	(20)	(582)	—	1,448
Tax benefit associated with equity compensation	—	—	—	533	—	—	—	—	—	533
Stock-based compensation	—	—	—	12,393	—	—	—	—	—	12,393
Unrealized gain on investments, net	—	—	—	—	—	282	—	—	—	282
Unrealized loss on interest rate swaps, net	—	—	—	—	—	(14,338)	—	—	—	(14,338)

Balances, December 31, 2008	95,284	9	—	111,849	93,540	(13,667)	(20)	(582)	11,252	202,401

Net distribution to FIS	—	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	—	275,729	—	—	—	—	275,729
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	—	977	977
Acquisition of outstanding noncontrolling minority interest (note 4)	—	—	—	5,379	—	—	—	—	(12,229)	(6,850)
Issuance of restricted stock	480	—	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(38,306)	—	—	—	—	(38,306)
Exercise of stock options and restricted stock vesting	1,285	1	—	25,667	—	—	(573)	(17,570)	—	8,098
Tax benefit associated with equity compensation	—	—	—	2,921	—	—	—	—	—	2,921
Stock-based compensation	—	—	—	28,042	—	—	—	—	—	28,042
Treasury stock repurchases	—	—	—	—	—	—	(617)	(22,757)	—	(22,757)
Unrealized loss on investments, net	—	—	—	—	—	(163)	—	—	—	(163)
Unrealized gain on interest rate swaps, net	—	—	—	—	—	6,200	—	—	—	6,200

Balances, December 31, 2009	97,049	10	—	173,424	330,963	(7,630)	(1,210)	(40,909)	—	455,858

Net earnings attributable to Lender Processing Services, Inc.	—	—	—	—	302,344	—	—	—	—	302,344
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	—	(37,139)	—	—	—	—	(37,139)
Exercise of stock options and restricted stock vesting	376	—	—	11,230	—	—	54	881	—	12,111
Tax benefit associated with equity compensation	—	—	—	165	—	—	—	—	—	165
Stock-based compensation	—	—	—	32,077	—	—	—	—	—	32,077
Treasury stock repurchases	—	—	—	—	—	—	(7,425)	(246,549)	—	(246,549)
Unrealized loss on investments, net	—	—	—	—	—	(224)	—	—	—	(224)
Unrealized gain on interest rate swaps, net	—	—	—	—	—	7,571	—	—	—	7,571

Balances, December 31, 2010	97,427	$10	$—	$216,896	$596,168	$(283)	(8,581)	$(286,577)	$—	$526,214

(1)	Dividends were paid at $0.10 per common share per quarter.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net earnings	$302,344	$275,729	$230,888
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,761	97,922	93,416
Amortization of debt issuance costs	4,716	5,404	3,002
Gain on sale of discontinued operation	—	(2,574)	—
Deferred income taxes, net	30,417	25,463	(28)
Stock-based compensation cost	32,077	28,042	21,513
Income tax benefit from exercise of stock options	(165)	(2,921)	(533)
Equity in losses of unconsolidated entity	—	37	4,687
Minority interest	—	977	1,201
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(17,802)	(49,602)	(57,918)
Other receivables	(1,126)	13,637	(9,423)
Prepaid expenses and other assets	(22,859)	(11,578)	11,666
Deferred revenues	(11,687)	11,316	10,501
Accounts payable, accrued liabilities and other liabilities	34,018	51,836	54,888

Net cash provided by operating activities	448,694	443,688	363,860

Cash flows from investing activities:
Additions to property and equipment	(40,653)	(40,890)	(23,012)
Additions to capitalized software	(67,603)	(57,885)	(39,276)
Purchases of investment, net of proceeds from sales	(20,956)	—	—
Acquisition of title plants and property records data	(4,401)	(17,219)	—
Acquisitions, net of cash acquired	(18,823)	(31,103)	(19,938)
Proceeds from sale of discontinued operations, net of cash distributed	—	(32,638)	—

Net cash used in investing activities	(152,436)	(179,735)	(82,226)

Cash flows from financing activities:
Borrowings	—	—	25,700
Debt service payments	(40,109)	(254,497)	(63,272)
Capitalized debt issuance costs	—	—	(25,735)
Exercise of stock options and restricted stock vesting	12,111	8,098	1,448
Tax benefit associated with equity compensation	165	2,921	533
Dividends paid	(37,139)	(38,306)	(19,053)
Treasury stock repurchases	(246,549)	(22,757)	—
Bond repurchases	—	(8,000)	—
Acquisition of outstanding noncontrolling minority interest	—	(6,850)	—
Net distributions to FIS	—	—	(114,855)
Payment of contingent consideration related to acquisitions	(2,978)	—	—

Net cash used in financing activities	(314,499)	(319,391)	(195,234)

Net (decrease) increase in cash and cash equivalents	(18,241)	(55,438)	86,400
Cash and cash equivalents, beginning of year	70,528	125,966	39,566

Cash and cash equivalents, end of year	$52,287	$70,528	$125,966

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,005	$81,698	$32,330

Cash paid for taxes	$151,436	$154,595	$62,229

Non-cash investing and financing activities:
Non-cash contribution of stock compensation by FIS	$—	$—	$9,120

Non-cash redistribution of assets to FIS	$—	$434	$(1,308)

Non-cash exchange of FIS note	$—	$—	$(1,585,000)

Non-cash consideration received from sale of discontinued operation	$—	$40,310	$—

Non-cash consideration issued in acquisition of business	$—	$(5,162)	$—

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

In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us substantially all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our new senior notes and debt obligations under our new credit facility described in note 11. On June 20, 2008, FIS received a private letter ruling from the Internal Revenue Service with respect to the tax-free nature of the plan of restructuring and distribution, and the Company’s registration statement on Form 10 with respect to the distribution was declared effective by the Securities and Exchange Commission.

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

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•	our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, our aggregated property and loan data services, and our fraud detection solutions.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.

Our loan facilitation services include:

•	settlement services, which consist of title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	other origination services, which consist of flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone, and real estate tax services that provide lenders with information about the tax status of a property.

Our default management services include, among others:

•	foreclosure management services, administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and recording and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans; and

•	asset management services, providing disposition services for our customers’ real estate owned properties through independent real estate brokers, attorneys and other vendors to facilitate the transaction.

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

(b)	Adjustments

During the fourth quarter of fiscal 2010, we identified an immaterial error in our consolidated annual and interim financial statements included in previously filed Forms 10-Q and Forms 10-K relating to fiscal 2008 and 2007. The error relates to a reserve accrual for cost of sales in our agency sales and posting operations. We believe the correction of the error to be both quantitatively and qualitatively immaterial to our annual results for fiscal 2010 or any of our previously issued financial statements. As a result, we did not adjust any prior year amounts. We reflected the correction of this error in the fourth quarter of 2010. As of and for the year ended December 31, 2010, the impact of the correction was an increase in other accrued liabilities and cost of revenues of $9.8 million, and a decrease in income taxes payable and income tax expense of $3.7 million.

(c)	Net Distribution to FIS

Prior to the spin-off, we participated in a centralized cash management program with FIS. A significant amount of our cash disbursements were made through a centralized payable system which was operated by FIS, and a significant amount of our cash receipts were received by us and transferred to centralized accounts maintained by FIS. There were no formal financing arrangements with FIS and all cash receipts and disbursement activity was recorded through FIS’s equity in our consolidated balance sheets, and as net contributions by or distributions to FIS in our consolidated statements of stockholders’ equity and cash flows because such amounts were considered to have been contributed by or distributed to FIS. As a result, there were no net amounts due to or from FIS which would have required settlement at the spin-off date. Cash and cash equivalents reflected on our historical balance sheet represents only those amounts held at our Company’s level.

The major components of the amounts contributed by or distributed to FIS relate to our participation in a centralized cash management program with FIS. These amounts primarily included distributions of excess cash flows to FIS, partially offset by contributions by FIS to fund payroll, operating expenses, corporate allocations, income taxes, capital expenditures and acquisitions.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of the net distributions to FIS for the year ended December 31, 2008 is as follows (in thousands):

Distribution of cash collections		$857,591

Contribution of cash disbursements:
Payroll	(270,497)
Other cost of revenues	(336,079)
Current provision for income taxes	(77,418)
Additions to property, plant and equipment	(9,376)
Additions to capitalized software	(15,761)
Acquisitions, net of cash acquired	(15,488)
FIS corporate allocations	(18,117)
Total cash disbursements		(742,736)

Net cash distributions to FIS		114,855
Non cash items:
Contribution of stock compensation by FIS	(9,120)
Redistribution of assets to FIS	1,308

Total non cash items		(7,812)

Net distribution to FIS		$107,043

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

The following table sets forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily include short-term financial assets and liabilities, are estimated as of year-end and disclosed elsewhere in these notes.

As of December 31, 2010 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total

Investments (note 5)	Asset	$32.5	$6.8	$25.7	$—	$32.5
Interest rate swaps (note 11)	Liability	0.9	—	0.9	—	0.9

As of December 31, 2009 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total

Investments (note 5)	Asset	$14.2	$5.6	$8.6	$—	$14.2
Interest rate swaps (note 11)	Liability	13.2	—	13.2	—	13.2

As of December 31, 2010 and 2009, our Level 1 financial instruments include U.S government and agency bonds, in which there are quoted prices in active markets. Our Level 2 financial instruments consist of corporate bonds and municipal bonds, in which there are parallel markets or alternative means to estimate fair value using observable information inputs. The estimates used are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

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

A summary of trade receivables, net of an allowance for doubtful accounts, at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Trade receivables — billed	$445,312	$421,717
Trade receivables — unbilled	7,874	5,580

Total trade receivables	453,186	427,297
Allowance for doubtful accounts	(33,539)	(25,964)

Total trade receivables, net	$419,647	$401,333

The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the consolidated balance sheet dates. A summary of the roll forward of allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

Allowance for doubtful accounts as of December 31, 2007	$(20,330)
Bad debt expense	(14,537)
Transfers and acquisitions	(23)
Write offs	7,690

Allowance for doubtful accounts as of December 31, 2008	(27,200)
Bad debt expense	(15,443)
Transfers and acquisitions	215
Write offs	16,464

Allowance for doubtful accounts as of December 31, 2009	(25,964)
Bad debt expense	(24,914)
Transfers and acquisitions	—
Write offs	17,339

Allowance for doubtful accounts as of December 31, 2010	$(33,539)

(h)	Other Receivables

The carrying amounts reported in the consolidated balance sheets for other receivables approximate their fair value.

(i)	Deferred Contract Costs

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

As of December 31, 2010 and 2009, we had approximately $30.6 million and $31.1 million, respectively, recorded as deferred contract costs that were classified in prepaid expenses and other current assets and other non-current assets in our consolidated balance sheets. Amortization expense for deferred contract costs was $7.3 million, $5.8 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in cost of revenues in the accompanying consolidated statements of earnings.

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

Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized, and is tested for impairment annually, or more frequently if circumstances indicate potential impairment. We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We have four reporting units that carry goodwill as of the balance sheet date — Technology, Data and Analytics, Loan Facilitation Services, and Default Services. We measure for impairment on an annual basis during the fourth quarter using a September 30th measurement date. The results of our fiscal year 2010 annual assessment of the recoverability of goodwill indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2010.

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

The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants and is included as a long-term liability in the accompanying consolidated balance sheets. The related plan assets are classified within other non-current assets in the accompanying consolidated balance sheets and are reported at market value. The balance of the deferred compensation liability totaled $21.6 million and $19.9 million as of December 31, 2010 and 2009, respectively, and approximates the value of the corresponding asset.

(q)	Derivative Instruments

We account for derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). We engage in hedging activities relating to our variable rate debt through the use of interest rate swaps. We have designated these interest rate swaps as cash flow hedges. Gains and losses on cash flow hedges are included, to the extent they are effective, in other comprehensive earnings, until the underlying transactions are recognized as gains or losses and included in our consolidated statement of earnings.

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

The basic weighted average shares and common stock equivalents are generally computed in accordance with ASC Topic 260, Earnings Per Share, using the treasury stock method. However, due to the nature and timing of the spin-off, the number of outstanding shares issued in the capitalization of the Company were the only shares outstanding prior to the spin-off. As such, management believes the resulting GAAP earnings per share — basic and

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted measures are not meaningful for the year ended December 31, 2008, and therefore, the calculation has been excluded from the Consolidated Statements of Earnings and the Notes thereto.

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

The following table summarizes earnings per share for the years ended December 31, 2010 and 2009 and unaudited pro forma earnings per share for the year ended December 31, 2008 (in thousands, except per share amounts):

	2010	2009	2008

Earnings from continuing operations, net of tax	$302,344	$276,233	$230,730
Discontinued operation, net of tax	—	(504)	158

Net earnings	$302,344	$275,729	$230,888

Net earnings per share — basic from continuing operations	$3.25	$2.88	$2.42
Net earnings per share — basic from discontinued operation	—	—	—

Net earnings per share — basic	$3.25	$2.88	$2.42

Weighted average shares outstanding — basic	93,095	95,632	95,353

Net earnings per share — diluted from continuing operations	$3.23	$2.87	$2.41
Net earnings per share — diluted from discontinued operation	—	—	—

Net earnings per share — diluted	$3.23	$2.87	$2.41

Weighted average shares outstanding — diluted	93,559	96,152	95,754

Options to purchase approximately 4.7 million shares of our common stock for the years ended December 31, 2010 and 2009, were not included in the computation of diluted earnings per share because they were antidilutive.

We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions. On June 18, 2009, our Board of Directors approved a plan authorizing repurchases of common stock and/or senior notes of up to $75.0 million, of which $50.0 million was available to repurchase our senior notes. On February 5, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. On July 22, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $150.0 million. Most recently, on October 28, 2010, our Board of Directors approved a new authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes. This new authorization is effective through December 31, 2011. Each new authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(w)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance requiring a public entity that has entered into a business combination to disclose certain pro forma information about the revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The guidance also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. The new guidance is effective on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. As the new guidance will only require enhanced disclosures, it will have no impact on the Company’s statements of financial position or operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance changing disclosure requirements for fair value measurements. The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of the guidance did not materially affect the Company’s statements of financial position or operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance eliminating the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of this new guidance. Additional disclosure will be required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change. The amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a fiscal year or applied retrospectively to the beginning of a fiscal year. Management has evaluated the effects of the adoption of this pronouncement and does not expect it to have a material impact on our consolidated statement of financial position or operations.

In April 2009, the FASB issued guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Effective January 1, 2009, we adopted the FSP. The adoption of the guidance did not materially affect the Company’s statements of financial condition or operations. In December 2007, the FASB issued guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. The transaction costs of the acquisition as well as any related restructuring costs are expensed as incurred. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value at the acquisition date and adjusted prospectively as new information becomes available. When the fair value of assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquiree, the excess is recognized as a gain. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not materially affect the Company’s statements of financial condition or operations.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Transactions with Related Parties

Lee A. Kennedy, who has served as our director since the spin-off and as our Executive Chairman since September 15, 2009, was appointed Chairman of Ceridian Corporation (“Ceridian”) on January 25, 2010, where he also served as Chief Executive Officer from that date until August 2010. Therefore, Ceridian is a related party of the Company for periods subsequent to January 25, 2010. During 2010, we were party to certain agreements with Ceridian from which we incurred expenses. A summary of the Ceridian related party agreements in effect as of December 31, 2010 is as follows:

•	FMLA Administrative Services. Ceridian provides Family and Medical Leave Act (“FMLA”) administrative services and military leave administrative services to our human resources group. The FMLA and military leave agreement had an initial term of one year beginning in January 2010 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. It may be terminated upon 30 days written notice in the event of a breach.

•	COBRA Health Benefit Services. Ceridian also provides us with Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The COBRA agreement had an initial term of one year beginning in January 2009 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. It may be terminated upon 30 days written notice in the event of a breach.

William P. Foley, II, who served as Executive Chairman of the Board of LPS from the spin-off until March 15, 2009, is an executive and a director of FNF, and therefore FNF was considered a related party of the Company during that time. Mr. Foley, along with Daniel D. Lane and Cary H. Thompson, who also serve as directors of FNF, retired from our Board of Directors on March 15, 2009, and therefore FNF is not a related party for periods subsequent to that date. In addition, Mr. Kennedy served as an executive and a director of FIS through February 28, 2010. Therefore, FIS was a related party of the Company for periods prior to that date.

We have various agreements with FNF under which we provide title agency services, software development and other data services. Additionally, from the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS. We were also parties to certain other agreements under which we incurred other expenses to, or received revenues from, FIS and FNF during the periods in which they were related parties. Summaries of our agreements with FNF and FIS that were deemed related party agreements during the periods described above are set forth below.

Agreements with FNF from which we received related party revenues:

•	Agreements to provide title agency services. These agreements allow us to provide services to existing customers through loan facilitation transactions, primarily with large national lenders. The arrangement involves providing title agency services which result in the issuance of title policies on behalf of title insurance underwriters owned by FNF. Subject to certain early termination provisions for cause, each of these agreements may be terminated upon five years prior written notice, which notice may not be given until after the fifth anniversary of the effective date of each agreement, which ranges from July 2004 through September 2006 (thus effectively resulting in a minimum ten year term and a rolling one-year term thereafter). Under these agreements, we earn commissions which, in the aggregate, are equal to at least 87% of the total title premium from title policies that we place with subsidiaries of FNF. The commissions we earn are subject to adjustment based on changes in FNF’s provision for claim losses, but under no circumstances are the commissions less than 87%. We also perform similar functions in connection with trustee sale guarantees, a form of title insurance that subsidiaries of FNF issue as part of the foreclosure process on a defaulted loan.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Agreements to provide software development and services. Under these agreements, we are paid for providing software development and services to FNF which consist of developing software for use in the title operations of FNF.

•	Arrangements to provide other data services. Under these arrangements, we are paid for providing other data services to FNF, primarily consisting of data services required by the FNF title insurance operations.

Agreements with FNF and FIS from which we incurred related party expenses:

•	Title plant access and title production services. Under these agreements, we obtain access to FNF’s title plants for real property located in various states, including access to their online databases, physical access to title records, use of space, image system use, and use of special software, as well as other title production services. For the title plant access, we pay monthly fees (subject to certain minimum charges) based on the number of title reports or products ordered and other services received. For the title production services, we pay for services based on the number of properties searched, subject to certain minimum use. The title plant access agreement had an initial term of 3 years beginning in November 2006 and is automatically renewable for successive 3 year terms unless either party gives 30 days prior written notice. The title production services agreement can be terminated by either party upon 30 days prior written notice.

•	Agreements to provide administrative corporate support services to and from FIS and from FNF. Historically, FNF provided to FIS certain administrative corporate support services relating to general management, statutory accounting, claims administration, and other administrative support services. Prior to the spin-off, as a part of FIS, we also received these administrative corporate support services from FNF. In addition, prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FNF and FIS under which we received from FNF and FIS, and we provided to FIS, certain transitional corporate support services. The pricing for all of these services, both from FNF and FIS, and to FIS, was on an at-cost basis. These corporate services agreements had a term of two years following the spin-off. Management believes the methods used to allocate the amounts included in these financial statements for corporate services are reasonable.

•	Corporate aircraft use agreements. Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect so long as FNF has possession or use of the aircraft (or any replacement) except that it may be terminated at any time with the consent of FNF, FIS and the Company.

•	Real estate management, real estate lease and equipment lease agreements. In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FNF and FIS, as tenants, as well as a new sublease with FNF, as sub landlord, for office space in the building known as “Building V,” which is leased by FNF and is located on the Company’s corporate headquarters campus. The Company also entered into a new property management agreement with FNF with respect to Building V. Included in the Company’s expenses are amounts paid to FNF for the lease of certain equipment and the sublease of office space in Building V,

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

We believe the amounts charged by Ceridian, and earned from or charged by FNF or FIS under the above-described service arrangements are fair and reasonable. We believe that the aggregate commission rate on title insurance policies is consistent with the blended rate that would be available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF are priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.

A detail of related party items included in revenues for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010(1)	2009(2)	2008

Title agency services	$—	$74.8	$187.9
Software development services	—	13.4	55.7
Other data related services	—	3.4	12.0

Total revenues	$—	$91.6	$255.6

(1)	Includes revenues generated from FIS under these agreements through February 28, 2010. The revenues generated from FIS were less than $10,000 during the period from January 1, 2010 to February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010.

(2)	Includes revenues received from FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however, it was impracticable to estimate revenues received from FNF as of that date. We continue to generate revenues from contracts that were entered into while FNF was a related party.

A detail of related party items included in expenses for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010(1,2)	2009(3)	2008

Title plant information expense(4)	$—	$4.1	$7.4
Corporate services expense(5)	0.1	7.3	34.8
Licensing, leasing and cost sharing agreements(5)	—	(3.1)	(0.6)

Total expenses	$0.1	$8.3	$41.6

(1)	The expenses paid to Ceridian were greater than $100,000 during the period.

(2)	Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. These expenses were less than $50,000 during the period. FIS ceased to be a related party of the Company on February 28, 2010.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Includes expense reimbursements paid to FNF under these agreements through March 31, 2009. FNF ceased to be a related party of the Company on March 15, 2009; however it was impracticable to estimate expense reimbursements paid to FNF as of that date.

(4)	Included in cost of revenues.

(5)	Included in selling, general and administrative expenses.

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

The results of operations and financial position of other entities acquired during the years ended December 31, 2010, 2009 and 2008 are included in the consolidated financial statements from and after the date of acquisition. Businesses acquired by FIS prior to June 20, 2008 and included in our results of operations were contributed by FIS to us. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2008 through December 31, 2010 was not significant individually or in the aggregate to our historical financial results.

True Automation, Inc

On November 12, 2010, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired True Automation Inc. for $18.6 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.6 million. The acquisition resulted in the recognition of $14.0 million of goodwill and $11.5 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined using the income approach utilizing Level 3-type inputs. The Company is still finalizing our purchase price allocation and amounts are subject to change. True Automation Inc. is now a part of the Technology, Data and Analytics segment and expands our government solutions offerings.

NRC Rising Tide National Auction & REO Solutions, LLC

On October 30, 2009, our subsidiary, LPS Auction Solutions, LLC, acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”) for a $3.7 million cash payment and a contingent earn-out payment not to exceed $30.0 million. As a result of the transaction, we recognized a contingent earn-out liability totaling $28.2 million. In the process of finalizing our review of contingent liabilities resulting from the purchase, and based on information available at the date of acquisition, we recorded a decrease to the contingent earn-out liability of $22.2 million, with a corresponding decrease to goodwill of $20.6 million and other intangibles of $1.6 million. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Rising Tide was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Rising Tide is now a part of the Loan Transaction Services segment and it expands our default management services by providing entry into the residential REO auction services market.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RealEC Technologies, Inc.

On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $1.0 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.

Tax Verification Bureau, Inc.

On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we have renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). As a result of the transaction, we recognized a contingent consideration liability totaling $2.8 million, which was subsequently paid in 2010, and a deferred tax liability totaling $3.1 million. The acquisition resulted in the recognition of $12.8 million of goodwill and $7.7 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Verification Bureau was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Verification Bureau is now a part of the Technology, Data and Analytics segment and it expands our data and analytics offerings and fraud solutions capabilities.

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

In accordance with FASB ASC Topic 205, Presentation of Financial Statements, the net earnings from IPEX, including related party revenues and expense reimbursements, have been reclassified as a discontinued operation in our consolidated statements of earnings for the years ended December 31, 2009 and 2008.

FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax) which is included as a discontinued operation in our consolidated statements of earnings for the periods presented. The valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.6 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date. FNRES contributed revenues of $37.2 million and pre-tax loss of $0.2 million for the year ended December 31, 2009. IPEX contributed revenues of $0.3 million and $24.3 million for the years ended December 31, 2009 and

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, respectively, and pre-tax (loss) profit of $(0.7) million and $9.0 million for the years ended December 31, 2009 and 2008, respectively.

Prior to the exchange we did not consolidate FNRES, but recorded our 39% interest as an equity investment, carried on the consolidated balance sheet in other non-current assets at $25.8 million as of December 31, 2008. We recorded equity losses (net of tax) from our investment in FNRES of $2.0 million from January 1, 2009 to February 6, 2009 and $4.7 million for the year ended December 31, 2008.

McDash Analytics, LLC

In May 2008, we acquired McDash Analytics, LLC for $15.5 million (net of cash acquired). As a result of the transaction, we have paid contingent consideration totaling $17.5 million, of which $13.0 million was paid in 2009. The acquisition has resulted in the recognition of $28.0 million of goodwill and $4.4 million of other intangible assets and software.

(5)	Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York Inc., is statutorily required to maintain reserves for settling losses on the policies it issues. These investments, which consist of treasury bills, municipal bonds, agency bonds and corporate bonds, are classified as available for sale securities, and are classified in the accompanying balance sheet at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The carrying amounts and fair values of our available for sale securities at December 31, 2010 and December 31, 2009 are as follows: (in thousands)

	Adjusted	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

As of December 31, 2010	$32,065	$815	$(352)	$32,528
As of December 31, 2009	$13,398	$833	$—	$14,231

The following table summarizes the amortized costs and fair value of our investments, classified by stated maturity as of December 31, 2010:

	Adjusted	Fair
	Cost	Value

2011-2015	$14,245	$14,518
2016-2020	9,545	9,820
2021-2025	1,422	1,386
2026-2030	—	—
Thereafter	6,853	6,804

Total	$32,065	$32,528

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009

Land	$4,847	$4,847
Buildings	75,836	71,143
Leasehold improvements	18,009	14,945
Computer equipment	153,078	123,617
Furniture, fixtures, and other equipment	43,445	44,776

	295,215	259,328
Accumulated depreciation and amortization	(171,318)	(146,220)

Property and equipment, net of depreciation and amortization	$123,897	$113,108

Depreciation and amortization expense on property and equipment amounted to $30.3 million, $26.1 million and $20.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(7)	Computer Software

Computer software as of December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009

Software from business acquisitions	$92,722	$91,680
Capitalized software development costs	241,738	187,665
Purchased software	39,303	26,299

Computer software	373,763	305,644
Accumulated amortization	(156,190)	(120,268)

Computer software, net of accumulated amortization	$217,573	$185,376

Amortization expense for computer software was $36.5 million, $35.3 million and $30.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in cost of revenues in the accompanying consolidated statements of earnings.

(8)	Intangible Assets

Intangible assets as of December 31, 2010 and 2009 consists of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Customer relationships	$262,842	$(220,407)	$42,435	$257,737	$(203,396)	$54,341
Customer contracts	106,582	(100,645)	5,937	106,582	(96,094)	10,488
Purchase data files	8,241	(1,472)	6,769	6,867	(676)	6,191
Other	8,012	(4,884)	3,128	6,044	(4,268)	1,776

	$385,677	$(327,408)	$58,269	$377,230	$(304,434)	$72,796

Amortization expense for intangible assets with definite lives was $24.8 million, $30.7 million and $40.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Intangible assets, other than

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

2011	$17,379
2012	12,460
2013	7,164
2014	4,221
2015	3,982

(9)	Goodwill

Changes in goodwill during the years ended December 31, 2010 and 2009 are summarized as follows (in thousands):

	Technology,	Loan
	Data and	Transaction
	Analytics	Services	Total

Balance, December 31, 2008	$701,676	$389,380	$1,091,056
Goodwill acquired during 2009 relating to McDash	13,000	—	13,000
Goodwill acquired during 2009 relating to FNRES	32,614	—	32,614
Goodwill acquired during 2009 relating to Verification Bureau	12,791	—	12,791
Goodwill disposed of during 2009 relating to IPEX	—	(12,308)	(12,308)
Goodwill acquired during 2009 relating to Rising Tide	—	28,989	28,989

Balance, December 31, 2009	760,081	406,061	1,166,142
Adjustment to goodwill relating to Rising Tide	—	(20,583)	(20,583)
Goodwill acquired during 2010 relating to True Automation	13,980	—	13,980

Balance, December 31, 2010	$774,061	$385,478	$1,159,539

(10)	Other Accrued Liabilities

Other accrued liabilities as of December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009

Operating expense accruals	$106,809	$113,964
Title claims reserve	22,732	9,269
Interest accrual on debt and swap obligation	15,662	28,368

Total other accrued liabilities	$145,203	$151,601

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Long-Term Debt

Long-term debt as of December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009

Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.26% at December 31, 2010), quarterly principal amortization, maturing July 2013	$385,000	$420,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.76% at December 31, 2010), quarterly principal amortization, maturing July 2014	497,250	502,350
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.26%, 2.13% or 4.25%, respectively, at December 31, 2010), maturing July 2013. Total of $138.5 million unused (net of outstanding letters of credit) as of December 31, 2010	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	367,000
Other promissory notes with various interest rates and maturities	151	—

Total debt	1,249,401	1,289,350
Less current portion	(145,154)	(40,100)

Long-term debt, excluding current portion	$1,104,247	$1,249,250

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit); (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

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

The indenture contains covenants that, among other things, limit LPS’ ability and the ability of certain of LPS’ subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

LPS has no independent assets or operations and our subsidiaries’ guarantees are full and unconditional and joint and several. There are no significant restrictions under the indenture on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan.

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

The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.

The fair value of the Company’s long-term debt at December 31, 2010 is estimated to be approximately 99% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.

Interest Rate Swaps

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

		Bank Pays	LPS Pays
Period	Notional Amount	Variable Rate of(1)	Fixed Rate of(2)
	(In millions)

December 31, 2010 to December 31, 2011	$225.0	1 Month LIBOR	0.605%
December 31, 2011 to December 31, 2012	150.0	1 Month LIBOR	1.295
December 31, 2012 to December 31, 2013	75.0	1 Month LIBOR	2.080

(1)	0.26% as of December 31, 2010.

(2)	In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on the Term A Loan and Revolving Loan equal to 2.00% and on the Term B Loan equal to 2.50% as of December 31, 2010.

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. The estimated fair value of these cash flow hedges resulted in liabilities of $0.9 million, which is included in the accompanying consolidated balance sheet as other accrued liabilities of $0.6 million and other non-current liabilities of $0.3 million as of December 31, 2010, and $13.2 million, which is included in the accompanying consolidated balance sheet in other non-current liabilities as of December 31, 2009. A cumulative loss of $0.6 million and $8.1 million is reflected in accumulated other comprehensive earnings (“AOCE”) as of December 31, 2010 and December 31, 2009, respectively. A portion of the amount included in AOCE will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We considered our own credit risk when determining the fair value of our interest rate swaps.

The amount of loss recognized in other comprehensive earnings (“OCE”) related to the interest rate swap contracts is $1.4 million and $6.0 million for the years ended December 31, 2010 and December 31, 2009,

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The amount of loss reclassified out of OCE into interest expense is $8.9 million and $12.2 million in the years ended December 31, 2010 and December 31, 2009, respectively. During 2011, we expect to recognize the outstanding balance of AOCE as of December 31, 2010 as effective net losses from our interest rate hedges.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2010, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

Principal Maturities of Debt

Principal maturities at December 31, 2010 for the next five years and thereafter are as follows (in thousands):

2011	$145,154
2012	145,160
2013	110,137
2014	481,950
2015	—
Thereafter	367,000

Total	$1,249,401

(12)	Commitments and Contingencies

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

Elizabeth Foster, et al vs. MERS, GMAC, Lender Processing Services, Inc., et al.

We were named in a putative class action complaint filed in the United States District Court in the Western District of Kentucky, Louisville Division on September 28, 2010. Many of plaintiffs’ allegations are neither directed at nor relate to our business, including challenges to the securitization of loans, the use of assignments of mortgage, and the participation of Mortgage Electronic Registration Systems, or MERS, in the foreclosure process. Generally, plaintiffs make allegations concerning unlawful foreclosure, conspiracy and other matters relating to the handling of the plaintiffs’ loans and the default process. The plaintiffs never served us with the complaint in this proceeding,

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and this case was voluntarily dismissed by the plaintiffs on February 3, 2011. A motion for sanctions against plaintiffs’ counsel is pending.

Thorne vs. Prommis Solution Holding Corporation, Lender Processing Services, Inc., et al.

We were named in a putative class action adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Mississippi on September 30, 2010. The complaint has a single plaintiff and alleges that the defendants engaged in unlawful fee splitting with the attorneys representing the creditor in the bankruptcy matter and the unauthorized practice of law. On October 28, 2010, we filed a motion for summary judgment seeking to dismiss the complaint.

Knippel vs. Saxon Mortgage Services, Lender Processing Services, Inc., et al.

We were named in a putative class action complaint filed in the United States District Court for the District of Nevada on October 5, 2010. The complaint had a single plaintiff and alleged unspecified violations of the Fair Debt Collection Practices Act, deceptive trade practices and unlawful fee splitting. This proceeding was dismissed with prejudice in January 2011.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees’ Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. On December 29, 2010, the court entered an order granting a temporary suspension of filing deadlines pending a determination of the lead plaintiff and lead counsel. On January 24, 2011 applications for lead plaintiff and counsel were filed. On January 11, 2011, a second putative class action complaint entitled Southwest Ohio District Council of Carpenters vs. LPS, Inc., et al., was filed in the Middle District of Florida. The second complaint contains nearly identical allegations, and a motion to consolidate the two matters is pending.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. We filed a motion to dismiss this case on February 8, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations.

Regulatory Matters

Due to the heavily regulated nature of the mortgage industry, from time to time we receive inquiries and requests for information from various state and federal regulatory agencies, including state attorneys general, the U.S. Department of Justice and other agencies, about various matters relating to our business. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We attempt to cooperate with all such inquiries.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At present, there is increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. We have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney’s office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries.

We continue to believe that the outcome of the current inquiries will not have a material adverse impact on our business or results of operations, although it is difficult to predict the final outcome of these matters due, among other things, to the early stage of many of these inquiries. As a result, there can be no assurance that we will not incur additional material costs and expenses, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures.

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

Future minimum operating lease payments for leases with remaining terms greater than one year for each of the years in the five years and thereafter are as follows (in thousands):

2011	$19,480
2012	19,294
2013	13,712
2014	7,588
2015	4,960
Thereafter	295

Total	$65,329

Rent expense incurred under all operating leases during the years ended December 31, 2010 and 2009 was $26.6 million and $26.3 million, respectively.

Data Processing and Maintenance Services Agreements

We have various data processing and maintenance services agreements with vendors, which expire through 2014, for portions of our computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $56.5 million as of December 31, 2010. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases described above and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2010, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $177.0 million.

(13)	Employee Benefit Plans

Stock Purchase Plan

Prior to the spin-off, our employees participated in the FNF Employee Stock Purchase Plan (through mid-2006) and the FIS Employee Stock Purchase Plan (since mid-2006). Subsequent to the spin-off, our employees have participated in the LPS Employee Stock Purchase Plan (collectively the “ESPP Plans”). Under the terms of the ESPP Plans and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of common stock through payroll deductions. We have registered 10 million shares for issuance under the current plan. Pursuant to the ESPP Plans, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. We contribute varying matching amounts as specified in the ESPP Plans. We recorded an expense of $6.8 million, $6.0 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the participation of our employees in the ESPP Plans.

401(k) Profit Sharing Plan

Prior to the spin-off, our employees participated in qualified 401(k) plans sponsored by FNF or FIS. Subsequent to the spin-off, our employees have participated in a qualified 401(k) plan sponsored by LPS. Under the terms of all three plans and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We generally match 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded $10.8 million, $9.0 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the participation of our employees in the 401(k) plans.

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

Post spin-off

Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of December 31, 2010, 2.7 million share-based awards were available for future grant under the Plan. Awards of restricted stock and shares issued as a result of exercises of stock options will be issued from treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes compensation expense on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense, including the allocations discussed above, of $32.1 million, $28.0 million and $21.5 million during 2010, 2009 and 2008, respectively, and a related income tax benefit of $0.2 million, $2.9 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.

During 2010 and 2009, $3.4 million and $5.5 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.

As of December 31, 2010, the Company had $46.2 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.41 years.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

The following table summarizes stock option activity under the Plan since inception (July 2, 2008):

		Weighted Average
	Number of Shares	Exercise Price

Inception of Plan	—	$—
FIS options converted on July 2, 2008 to LPS options (conversion ratio of 1.14)	5,211,018	29.64
Other grants	1,682,500	34.58

Total Granted	6,893,518	30.85
Exercised(1)	(132,156)	14.47
Cancelled	(247)	25.12

Outstanding as of December 31, 2008	6,761,115	31.16
Total Granted	1,949,400	28.53
Exercised(1)	(1,285,227)	19.97
Cancelled	(618,578)	35.19

Outstanding as of December 31, 2009	6,806,710	32.16
Total Granted	1,529,770	35.61
Exercised(1)	(537,879)	28.88
Cancelled	(79,159)	33.59

Outstanding as of December 31, 2010	7,719,442	33.06

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $4.7 million, $16.3 million and $2.5 million, respectively.

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

The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the periods presented in the consolidated financial statements:

					Weighted Average
	Weighted Average	Risk Free	Volatility	Expected	Expected Life
Year	Fair Value	Interest Rate	Factor	Dividend Yield	(In Years)

2010	$10.67	2.2%	36%	1.1%	4.5
2009	8.35	2.0%	35%	1.4%	5.0
2008	8.55	3.2%	25%	1.1%	5.0

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of December 31, 2010:

		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average	Weighted			Average	Weighted
Range of			Remaining	Average	Intrinsic Value at		Remaining	Average	Intrinsic Value at
Exercise		Number of	Contractual	Exercise	December 31,	Number of	Contractual	Exercise	December 31,
Prices		Options	Life	Price	2010	Options	Life	Price	2010

$0	.00 — $4.99	20,166	0.59	$4.08	$512,893	20,166	0.59	$4.08	$512,983
5	.00 — 9.99	5,000	1.01	6.02	117,487	5,000	1.01	6.02	117,487
10	.00 — 14.99	168,030	3.68	12.93	2,787,420	168,030	3.68	12.93	2,787,420
15	.00 — 19.99	74,531	1.72	19.56	742,329	74,531	1.72	19.56	742,329
20	.00 — 24.99	13,590	0.88	22.78	91,580	13,590	0.88	22.78	91,580
25	.00 — 29.99	2,040,352	5.10	28.32	2,451,655	750,074	4.43	28.33	891,383
30	.00 — 34.99	1,843,015	3.80	34.54	—	1,394,865	3.54	34.53	—
35	.00 — 40.66	3,539,758	4.64	36.47	—	2,139,375	3.53	36.68	—
40	.67 — 42.74	15,000	5.83	42.74	—	5,001	5.83	42.74	—
$0	.00 — $42.74	7,719,442	4.50	$33.06	$6,703,454	4,570,632	3.64	$33.29	$5,143,182

The number of shares vested and expected to vest total approximately 7.7 million, have a weighted average remaining contractual life of 4.5 years, a weighted average exercise price of $33.06 and an intrinsic value of $6.7 million.

Restricted Stock

On May 10, 2010, we granted approximately 0.4 million shares of restricted stock with a grant date fair value of $36.14. Subsequently, on November 29, 2010, we granted approximately 0.2 million shares of restricted stock with a grant date fair value of $31.16. These grants are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

As of December 31, 2010, approximately 0.3 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 0.6 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Income Taxes

Income tax expense attributable to continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following (in thousands):

	2010	2009	2008

Current provision:
Federal	$134,184	$126,744	$122,786
State	20,704	18,879	18,774

Total current provision	154,888	145,623	141,560

Deferred provision:
Federal	27,836	23,989	4,562
State	2,581	2,123	447

Total deferred provision	30,417	26,112	5,009

Total provision for income taxes	$185,305	$171,735	$146,569

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes	3.27	3.23	3.28
Other	(.27)	0.02	(0.03)

Effective income tax rate	38.00%	38.25%	38.25%

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009

Deferred income tax assets:
Employee benefits	$30,509	$20,254
Deferred revenue	24,573	30,066
Allowance for doubtful accounts	12,829	9,917
Net operating losses	11,133	12,413
State taxes	7,493	6,974
Accruals and reserves	6,764	6,694
Investments	174	4,709

Total gross deferred income tax assets	93,475	91,027
Less: valuation allowance	—	—

Total deferred income tax assets	93,475	91,027

Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(120,486)	(90,311)
Depreciation	(13,952)	(6,647)
Deferred contract costs	(11,667)	(11,756)

Total deferred income tax liabilities	(146,105)	(108,714)

Net deferred income taxes	$(52,630)	$(17,687)

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2010 and 2009 as follows (in thousands):

	2010	2009

Current assets	$44,102	$47,528
Non-current liabilities	(96,732)	(65,215)

Net deferred income taxes	$(52,630)	$(17,687)

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

At December 31, 2010 and 2009 the Company has federal net operating loss carryforwards resulting in deferred tax assets of $11.1 million and $12.4 million, respectively. These net operating losses expire between 2027 and 2029. The Company fully anticipates utilizing these losses prior to expiration and thus, no valuation allowance has been established.

The Company is a participant in the Internal Revenue Service’s Compliance Assurance Process (CAP), which is a real time audit of the income tax returns and other tax related matters. The IRS has completed its review for tax years 2002 through 2009 resulting in no material adverse changes to any member of the LPS consolidated group. The IRS is currently reviewing the 2010 tax year and management believes the ultimate resolution of the

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

examination will not result in a material adverse effect to our financial position or results of operations. Substantially all of the state income tax audits have been concluded through the 2006 tax year.

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2010, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(15)	Concentration of Risk

We generate a significant amount of revenue from large customers, including one customer that accounted for 20.0% and 13.9% of total revenue and another customer that accounted for 11.1% and 12.5% of total revenue, in the years ended December 31, 2010 and 2009, respectively. The revenues from these customers were spread across both of our operating segments during 2010. No customers accounted for more than 10% of total revenue in the year ended December 31, 2008.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

(16)	Segment Information

Summarized financial information concerning our segments is shown in the following tables.

As of and for the year ended December 31, 2010 (in thousands):

	Technology,	Loan
	Data and	Transaction	Corporate
	Analytics	Services	and Other	Total

Processing and services revenues	$762,641	$1,701,523	$(7,829)	$2,456,335
Cost of revenues	435,138	1,212,781	(5,844)	1,642,075

Gross profit	327,503	488,742	(1,985)	814,260
Selling, general and administrative expenses	81,035	95,656	80,659	257,350

Operating income	246,468	393,086	(82,644)	556,910

Depreciation and amortization	$68,022	$23,313	$7,426	$98,761

Capital expenditures	$79,628	$21,634	$6,994	$108,256

Total assets	$1,228,943	$837,150	$185,750	$2,251,843

Goodwill	$774,061	$385,478	$—	$1,159,539

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

(17)	Condensed Consolidating Financial Information

On July 2, 2008, LPS (the “Parent Company”) entered into the Credit Agreement and the Notes described in Note 11. The Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees by the Subsidiary Guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness.

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company’s main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of December 31, 2010, the Parent Company has no independent assets or operations, our subsidiaries’ guarantees are full and unconditional and joint and several. There are no significant restrictions under the Credit Agreement or the Indenture governing the Notes on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries by dividend or loan. However, one of our subsidiaries, other than a subsidiary guarantor, was more than minor.

The following tables set forth, on a condensed consolidating basis, the statement of earnings and the statement of cash flows for each of the years ended December 31, 2010, 2009 and 2008 and the balance sheet as of December 31, 2010 and 2009, for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries.

The following table represents our condensed consolidating balance sheet as of December 31, 2010 (in thousands):

	Parent	Subsidiary	Other	Consolidating	Total Consolidated
	Company(1)	Guarantors	Subsidiaries	Adjustments	Amounts

Assets:
Current assets	$351	$541,458	$17,465	$—	$559,274

Investment in subsidiaries	1,743,989	—	—	(1,743,989)	—
Non-current assets	12,745	1,644,224	35,600	—	1,692,569

Total assets	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

Liabilities and equity:
Current liabilities	$149,787	$286,964	$28,976	$—	$465,727

Total liabilities	1,230,871	465,949	28,809	—	1,725,629

Total equity	526,214	1,719,733	24,256	(1,743,989)	526,214

Total liabilities and equity	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating statement of earnings for the year ended December 31, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company(2)	Guarantors	Subsidiaries	Adjustments	Amounts

Processing and services revenues	$—	$2,159,455	$296,880	$—	$2,456,335
Operating expenses	32,077	1,583,349	283,999	—	1,899,425

Operating income	(32,077)	576,106	12,881	—	556,910
Equity in earnings of subsidiaries	366,169	—	—	(366,169)	—
Other income (expense)	(70,850)	1,039	550	—	(69,261)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	263,242	577,145	13,431	(366,169)	487,649
Provision for income taxes	(39,102)	219,302	5,105	—	185,305

Earnings from continuing operations	302,344	357,843	8,326	(366,169)	302,344
Discontinued operation, net of tax	—	—	—	—	—

Net earnings	302,344	357,843	8,326	(366,169)	302,344
Net earnings attributable to noncontrolling minority interests	—	—	—	—	—

Net earnings attributable to Lender Processing Services, Inc.	$302,344	$357,843	$8,326	$(366,169)	$302,344

The following table represents our condensed consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts

Cash flow from operating activities:
Net earnings	$302,344	$357,843	$8,326	$(366,169)	$302,344
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(331,426)	130,269	794	366,169	165,806
Changes in assets and liabilities, net of effects from acquisitions	(23,318)	(656)	4,518	—	(19,456)

Net cash provided by operating activities	(52,400)	487,456	13,638	—	448,694
Net cash used in investing activities	(271)	(131,186)	(20,979)	—	(152,436)
Net cash used in financing activities	(311,521)	(2,978)	—	—	(314,499)

Net increase in cash and cash equivalents	$(364,192)	$353,292	$(7,341)	$—	$(18,241)

Cash and cash equivalents, beginning of year					70,528

Cash and cash equivalents, end of year					$52,287

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating balance sheet as of December 31, 2009 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company(1)	Guarantors	Subsidiaries	Adjustments	Amounts

Assets:
Current assets	$21,729	$512,365	$16,050	$—	$550,144

Investment in subsidiaries	1,734,386	—	—	(1,734,386)	—
Non-current assets	17,461	1,612,140	17,559	—	1,647,160

Total assets	$1,773,576	$2,124,505	$33,609	$(1,734,386)	$2,197,304

Liabilities and equity:
Current liabilities	$68,468	$291,491	$9,415	$—	$369,374

Total liabilities	1,317,718	412,494	11,234	—	1,741,446

Total equity	455,858	1,712,011	22,375	(1,734,386)	455,858

Total liabilities and equity	$1,773,576	$2,124,505	$33,609	$(1,734,386)	$2,197,304

The following table represents our condensed consolidating statement of earnings for the year ended December 31, 2009 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company(2)	Guarantors	Subsidiaries	Adjustments	Amounts

Processing and services revenues	$—	$2,323,869	$46,679	$—	$2,370,548
Operating expenses	28,042	1,762,962	47,338	—	1,838,342

Operating income	(28,042)	560,907	(659)	—	532,206
Equity in earnings of subsidiaries	346,822	—	—	(346,822)	—
Other income (expense)	(84,630)	666	740	—	(83,224)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	234,150	561,573	81	(346,822)	448,982
Provision for income taxes	(43,097)	214,802	30	—	171,735

Earnings from continuing operations before equity in losses of unconsolidated entity	277,247	346,771	51	(346,822)	277,247
Equity in losses of unconsolidated entity	—	(37)	—	—	(37)

Earnings from continuing operations	277,247	346,734	51	(346,822)	277,210
Discontinued operation, net of tax	—	(504)	—	—	(504)

Net earnings	277,247	346,230	51	(346,822)	276,706
Net earnings attributable to noncontrolling minority interests	—	(977)	—	—	(977)

Net earnings attributable to Lender Processing Services, Inc.	$277,247	$345,253	$51	$(346,822)	$275,729

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating statement of cash flows for the year ended December 31, 2009 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts

Cash flow from operating activities:
Net earnings	$277,247	$345,253	$51	$(346,822)	$275,729
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(340,509)	145,762	275	346,822	152,350
Changes in assets and liabilities, net of effects from acquisitions	10,907	4,431	271	—	15,609

Net cash provided by operating activities	(52,355)	495,446	597	—	443,688
Net cash used in investing activities	(63,741)	(115,991)	(3)	—	(179,735)
Net cash used in financing activities	(319,394)	3	—	—	(319,391)

Net increase in cash and cash equivalents	$(435,490)	$379,458	$594	$—	$(55,438)

Cash and cash equivalents, beginning of year					125,966

Cash and cash equivalents, end of year					$70,528

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our condensed consolidating statement of earnings for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company(2)	Guarantors	Subsidiaries	Adjustments	Amounts

Processing and services revenues	$—	$1,815,665	$21,925	$—	$1,837,590
Operating expenses	42,583	1,348,460	15,311	—	1,406,354

Operating income	(42,583)	467,205	6,614	—	431,236
Equity in earnings of subsidiaries	476,036	—	—	(476,036)	—
Other income (expense)	(50,010)	1,113	848	—	(48,049)

Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	383,443	468,318	7,462	(476,036)	383,187
Provision for income taxes	146,667	179,132	2,854	(182,084)	146,569

Earnings from continuing operations before equity in losses of unconsolidated entity	236,776	289,186	4,608	(293,952)	236,618
Equity in losses of unconsolidated entity	(254)	(4,433)	—	—	(4,687)

Earnings from continuing operations	236,522	284,753	4,608	(293,952)	231,931
Discontinued operation, net of tax	—	—	158	—	158

Net earnings	236,522	284,753	4,766	(293,952)	232,089
Net earnings attributable to noncontrolling minority interests	—	(1,201)	—	—	(1,201)

Net earnings attributable to Lender Processing Services, Inc.	$236,522	$283,552	$4,766	$(293,952)	$230,888

The following table represents our condensed consolidating statement of cash flows for the year ended December 31, 2008 (in thousands):

					Total
	Parent	Subsidiary	Other	Consolidating	Consolidated
	Company	Guarantors	Subsidiaries	Adjustments	Amounts

Cash flow from operating activities:
Net earnings	$236,522	$283,552	$4,766	$(293,952)	$230,888
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(445,658)	91,810	1,070	476,036	123,258
Changes in assets and liabilities, net of effects from acquisitions	(44,665)	58,984	(4,605)	—	9,714

Net cash provided by operating activities	(253,801)	434,346	1,231	182,084	363,860
Net cash used in investing activities	(2,421)	(78,852)	(953)	—	(82,226)
Net cash used in financing activities	(52,938)	(141,052)	(1,244)	—	(195,234)

Net increase in cash and cash equivalents	$(309,160)	$214,442	$(966)	$182,084	$86,400

Cash and cash equivalents, beginning of year					39,566

Cash and cash equivalents, end of year					$125,966

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(18)	Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Repurchase Authorization

Since January 1, 2011, we repurchased 1,665,300 shares of our stock for $55.1 million, at an average price of $33.06 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Exhibit
No.	Description

2.1	Contribution and Distribution Agreement, dated as of June 13, 2008, between Lender Processing Services, Inc. and Fidelity National Information Services, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 9, 2008).
3.1	Amended and Restated Certificate of Incorporation of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on July 8, 2008).
3.2	Amended and Restated Bylaws of Lender Processing Services, Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on July 8, 2008).
4.1	Indenture, dated as of July 2, 2008, among Lender Processing Services, Inc., the guarantors parties thereto and U.S. Bank Corporate Trust Services, as Trustee relating to 8.125% Notes due 2016 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 filed on July 8, 2008).
4.2	Form of 8.125% Note due 2016 (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-4 filed on August 27, 2008).
4.3	Form of certificate representing Lender Processing Services, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed on July 8, 2008).
10.1	Credit Agreement, dated as of July 2, 2008, among Lender Processing Services, Inc., the lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (including the schedules and exhibits thereto) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 21, 2010).
10.2	Lender Processing Services, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.3	Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.5	Form of Stock Option Agreement and Notice of Stock Option Grant under Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.6	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to Current Report on 8-K filed on May 12, 2010).(1)
10.7	Form of Amendment to Performance-Based Restricted Stock Award Agreement under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).(1)
10.8	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Grant (Retention) under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.(1)

Exhibit
No.	Description

10.9	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to Current Report on 8-K filed on December 1, 2010).(1)
10.10	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.(1)
10.11	Lender Processing Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.12	Lender Processing Services, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.13	Lender Processing Services, Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.14	Lender Processing Services, Inc. Special Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.15	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Jeffrey S. Carbiener (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.16	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Francis K. Chan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.17	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Daniel T. Scheuble (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.18	Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Eric D. Swenson (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed on January 6, 2010).(1)
10.19	Employment Agreement between Lender Processing Services, Inc. and Lee A. Kennedy, dated March 26, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 31, 2010).(1)
10.20	Employment Agreement, effective as of November 1, 2010, by and between Lender Processing Services, Inc. and Thomas L. Schilling (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 8, 2010).(1)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2011	Lender Processing Services, Inc.

	By:	/s/ Jeffrey S. Carbiener

Jeffrey S. Carbiener
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By:	/s/ Jeffrey S. Carbiener Jeffrey S. Carbiener President and Chief Executive Officer (Principal Executive Officer) Director

Date: March 1, 2011	By:	/s/ Thomas L. Schilling Thomas L. Schilling Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2011	By:	/s/ Lee A. Kennedy Lee A. Kennedy Executive Chairman of the Board

Date: March 1, 2011	By:	/s/ Alvin R. (Pete) Carpenter Alvin R. (Pete) Carpenter Director

Date: March 1, 2011	By:	/s/ John F. Farrell, Jr. John F. Farrell, Jr. Director

Date: March 1, 2011	By:	/s/ Philip G. Heasley Philip G. Heasley Director

Date: March 1, 2011	By:	/s/ David K. Hunt David K. Hunt Director

Date: March 1, 2011	By:	/s/ James K. Hunt James K. Hunt Director

Date: March 1, 2011	By:	/s/ Susan E. Lester Susan E. Lester Director

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
FORM 10-K

INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit
No.	Description

10.8	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Grant (Retention) under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.
10.10	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant under the Lender Processing Services, Inc. 2008 Omnibus Incentive Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey S. Carbiener, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.