Form 10-Q
period 2011-03-31
Lender Processing Services, Inc.
filed 2011-05-05
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
(904) 854-5100
(Registrant's telephone number, including area code)

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
Yes ☐ No ☑
As of April 30, 2011, 86,365,193 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2011

Part I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,844	$52,287
Trade receivables, net of allowance for doubtful accounts of $32.4 million and $33.5 million, respectively	386,190	419,647
Other receivables	3,823	4,910
Prepaid expenses and other current assets	39,006	38,328
Deferred income taxes, net	44,516	44,102
Total current assets	478,379	559,274
Property and equipment, net of accumulated depreciation of $177.3 million and $171.3 million, respectively	122,759	123,897
Computer software, net of accumulated amortization of $163.4 million and $156.2 million, respectively	226,584	217,573
Other intangible assets, net of accumulated amortization of $332.5 million and $327.4 million, respectively	55,561	58,269
Goodwill	1,168,361	1,159,539
Other non-current assets	138,670	133,291
Total assets	$2,190,314	$2,251,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$145,155	$145,154
Trade accounts payable	37,069	51,610
Accrued salaries and benefits	37,275	55,230
Recording and transfer tax liabilities	13,645	10,879
Other accrued liabilities	166,176	145,203
Deferred revenues	58,063	57,651
Total current liabilities	457,383	465,727
Deferred revenues	35,654	36,893
Deferred income taxes, net	107,442	96,732
Long-term debt, net of current portion	1,067,958	1,104,247
Other non-current liabilities	21,439	22,030
Total liabilities	1,689,876	1,725,629

Commitments and contingencies (note 10)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at March 31, 2011 and December 31, 2010	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at March 31, 2011 and December 31, 2010	10	10
Additional paid-in capital	227,400	216,896
Retained earnings	643,313	596,168
Accumulated other comprehensive loss	(301)	(283)
Treasury stock $0.0001 par value; 11.1 million and 8.6 million shares at March 31, 2011 and December 31, 2010, respectively, at cost	(369,984)	(286,577)
Total stockholders' equity	500,438	526,214
Total liabilities and stockholders' equity	$2,190,314	$2,251,843
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)

Processing and services revenues (note 3)	$556,198	$592,394
Cost of revenues (note 3)	370,610	396,022
Gross profit	185,588	196,372
Selling, general, and administrative expenses (note 3)	81,627	60,720
Operating income	103,961	135,652
Other income (expense):
Interest income	330	623
Interest expense	(14,096)	(18,845)
Other income, net	14	4
Total other income (expense)	(13,752)	(18,218)
Earnings before income taxes	90,209	117,434
Provision for income taxes	34,280	44,918
Net earnings	$55,929	$72,516

Net earnings per share - basic	$0.64	$0.76
Weighted average shares outstanding - basic	87,842	95,532

Net earnings per share - diluted	$0.63	$0.75
Weighted average shares outstanding - diluted	88,134	96,416

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net earnings	$55,929	$72,516
Other comprehensive earnings:
Unrealized loss on other investments, net of tax	(133)	(397)
Unrealized gain on interest rate swaps, net of tax (1)	115	2,276
Other comprehensive earnings	(18)	1,879
Comprehensive earnings	$55,911	$74,395
____________

(1)    Net of income tax expense of $0.1 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2010	97,427	$10	$216,896	$596,168	$(283)	(8,581)	$(286,577)	$526,214
Net earnings	—	—	—	55,929	—	—	—	55,929
Cash dividends paid (1)	—	—	—	(8,784)	—	—	—	(8,784)
Exercise of stock options and restricted stock vesting	—	—	(236)	—	—	16	475	239
Income tax benefit from exercise of stock options	—	—	112	—	—	—	—	112
Stock-based compensation	—	—	10,628	—	—	—	—	10,628
Treasury stock repurchases	—	—	—	—	—	(2,518)	(83,882)	(83,882)
Unrealized loss on investments, net	—	—	—	—	(133)	—	—	(133)
Unrealized gain on interest rate swaps, net	—	—	—	—	115	—	—	115
Balances, March 31, 2011	97,427	$10	$227,400	$643,313	$(301)	(11,083)	$(369,984)	$500,438
____________

(1)    Dividends of $0.10 per common share were paid on March 17, 2011.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$55,929	$72,516
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,868	23,654
Amortization of debt issuance costs	1,167	1,148
Deferred income taxes, net	8,428	5,917
Stock-based compensation cost	10,628	6,557
Income tax (benefit) expense from exercise of stock options	(112)	766
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	33,734	5,752
Other receivables	1,087	403
Prepaid expenses and other assets	(3,031)	(4,109)
Deferred revenues	(1,900)	(4,941)
Accounts payable, accrued liabilities and other liabilities	(10,358)	1,377
Net cash provided by operating activities	120,440	109,040

Cash flows from investing activities:
Additions to property and equipment	(7,060)	(12,265)
Additions to capitalized software	(16,261)	(15,779)
Purchases of investments, net of proceeds from sales	(3,732)	—
Acquisition of title plants and property records data	(2,425)	—
Acquisitions, net of cash acquired	(9,802)	—
Net cash used in investing activities	(39,280)	(28,044)

Cash flows from financing activities:
Debt service payments	(36,288)	(1,275)
Exercise of stock options and restricted stock vesting	239	12,448
Tax benefit (expense) associated with equity compensation	112	(766)
Dividends paid	(8,784)	(9,566)
Treasury stock repurchases	(83,882)	(26,427)
Payment of contingent consideration related to acquisitions	—	(2,978)
Net cash used in financing activities	(128,603)	(28,564)

Net (decrease) increase in cash and cash equivalents	(47,443)	52,432
Cash and cash equivalents, beginning of period	52,287	70,528
Cash and cash equivalents, end of period	$4,844	$122,960

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,897	$25,839
Cash paid for taxes	$4,713	$7,641

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; and all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company's Annual Report on Form 10-K that was filed on March 1, 2011 and our other filings with the Securities and Exchange Commission.

Principles of Consolidation

The financial statements of the Company have been presented on a consolidated basis for financial reporting purposes.

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

The following tables set forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily include short-term financial assets and liabilities and long term debt, are estimated as of period-end and disclosed elsewhere in these notes.

As of March 31, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$35.9	$6.6	$29.3	$—	$35.9
Interest rate swaps (note 8)	Liability	$0.7	$—	$0.7	$—	$0.7

As of December 31, 2010 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$32.5	$6.8	$25.7	$—	$32.5
Interest rate swaps (note 8)	Liability	$0.9	$—	$0.9	$—	$0.9

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

(3)    Related Party Transactions

Lee A. Kennedy, who has served as our director since our spin-off from FIS and as our Executive Chairman since September 15, 2009, was appointed Chairman of Ceridian Corporation (“Ceridian”) on January 25, 2010, where he also served as Chief Executive Officer from that date until August 2010. Therefore, Ceridian is a related party of the Company for periods subsequent to January 25, 2010. During 2010, we were party to certain agreements with Ceridian from which we incurred expenses. A summary of the Ceridian related party agreements in effect as of March 31, 2011 is as follows:

•
Administrative Services.  Ceridian provides certain administrative services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services, flexible spending account services and tax processing services. Each of the administrative services agreements has an initial term of one year and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. They may be terminated upon 30 days written notice in the event of a breach.

•
COBRA Health Benefit Services.  Ceridian also provides us with Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The COBRA agreement had an initial term of one year and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. It may be terminated upon 30 days written notice in the event of a breach.

In addition, Mr. Kennedy served as an executive and a director of FIS through February 28, 2010. Therefore, FIS was a related party of the Company for periods prior to that date. From the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS. Allocated costs from FIS during the period from January 1, 2010 to February 28, 2010 were less than $10,000.

A detail of related party items included in expenses for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	2011	2010 (1)
Corporate services (2)	$0.1	$0.1
Licensing, leasing and cost sharing agreements (2)	—	(0.1)
Total expenses	$0.1	$—
___________

(1)    Includes expense reimbursements paid to or received from FIS under these agreements through February 28, 2010. FIS ceased to be a related party of the Company on February 28, 2010.

(2)    Included in selling, general, and administrative expenses.

We believe the amounts charged by Ceridian and FIS under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method . The following table summarizes the earnings per share for the three months ending March 31, 2011 and 2010 (in thousands, except per share amounts):

	2011	2010
Net earnings	$55,929	$72,516

Weighted average shares outstanding - basic	87,842	95,532
Plus: Common stock equivalent shares	292	884
Weighted average shares outstanding - diluted	88,134	96,416

Net earnings per share - basic	$0.64	$0.76

Net earnings per share - diluted	$0.63	$0.75

Options to purchase approximately 6.0 million shares and 1.1 million shares of our common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, because they were antidilutive. In addition, 0.6 million shares of restricted stock are not included in the computation of diluted earnings per share due to vesting restrictions related to the payment of dividends. We intend to limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the first three months of 2011, we repurchased 2.5 million shares of our stock for $83.9 million, at an average price of $33.32 per share. As of March 31, 2011, we had $87.6 million  remaining available under our $250.0 million repurchase authorization.

(5)    Acquisitions

The results of operations and financial position of entities acquired during the three months ended March 31, 2011 are included in the consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2010 through March 31, 2011 was not significant individually or in the aggregate to our historical financial results.

PCLender

On March 14, 2011, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired PCLender.com, Inc. ("PCLender") for $9.8 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.0 million. The acquisition resulted in the recognition of $8.2 million of goodwill and $6.1 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined using a combination of Level 2 and Level 3-type inputs. We are still finalizing our purchase price allocation and amounts are subject to change. PCLender is now a part of the Technology, Data and Analytics segment and further expands our loan origination offerings and market by complementing our Empower origination technology.

True Automation, Inc.

On November 12, 2010, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired True Automation, Inc. for $18.7 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $2.9 million. The acquisition resulted in the recognition of $14.6 million of goodwill and $10.0 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined using the income approach utilizing Level 3-type inputs. True Automation, Inc. is now a part of the Technology, Data and Analytics segment and expands our government solutions offerings.

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York Inc., is statutorily required to maintain reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The carrying amounts and fair values of our available for sale securities at March 31, 2011 and December 31, 2010 are as follows: (in thousands)

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011	$35,696	$658	$(423)	$35,931
As of December 31, 2010	$32,065	$815	$(352)	$32,528

There have been no significant changes to the stated maturities on our investment portfolio since our annual report on Form 10-K was filed on March 1, 2011.

(7)    Restructuring

During the first quarter of 2011, management committed to a restructuring plan in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. As of March 31, 2011, the total restructuring costs related to these efforts amounted to $15.4 million of employee termination costs. Of these costs, approximately $9.7 million relates to a non-recurring charge for the departure of our former co-chief operating officer. The cumulative charges are recorded in the accompanying consolidated statement of earnings as selling, general and administrative expenses of $12.6 million and cost of revenues of $2.8 million. Of the $15.4 million of employee termination costs, $2.3 million, $3.0 million and $10.1 million applies to the Technology, Data and Analytics, Loan Transaction Services and Corporate segments, respectively. The approximate completion date of these activities and final cash payout is May 31, 2011.

The following table sets forth the Company's restructuring activity for the three months ending March 31, 2011 and ending accrual balance (in thousands) :

Item	Additions to Expense	Cash Paid	Other Accrued Liabilities
One time termination benefits	$1.4	$0.6	$0.8
Contract termination costs - severance	10.1	2.1	8.0
Contract termination costs - acceleration of stock compensation expense (1)	3.9	—	—
Total	$15.4	$2.7	$8.8
______________

(1) Included as part of additional paid-in capital in the accompanying consolidated balance sheet.

(8)    Long-Term Debt

Long-term debt as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.24% at March 31, 2011), quarterly principal amortization, maturing July 2013	$350,000	$385,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.74% at March 31, 2011), quarterly principal amortization, maturing July 2014	495,975	497,250
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.24%, 2.09% or 4.25%, respectively, at March 31, 2011), maturing July 2013. Total of $138.5 million unused (net of outstanding letters of credit) as of March 31, 2011	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	367,000	367,000
Other promissory notes with various interest rates and maturities	138	151
Total debt	1,213,113	1,249,401
Less current portion	(145,155)	(145,154)
Long-term debt, excluding current portion	$1,067,958	$1,104,247

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at March 31, 2011; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $350.0 million was outstanding at March 31, 2011; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $496.0 million was outstanding at March 31, 2011. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At March 31, 2011, the rate on the Term A Loan was 2.24% and the rate on the Term B Loan was 2.74%.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on July 2, 2013.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $367.0 million was outstanding at March 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.

The indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

The Notes are guaranteed by each existing and future domestic subsidiary that is a guarantor under our credit facilities. The guarantees are general unsecured obligations of the guarantors. Accordingly, they rank equally in right of payment with all existing and future unsecured senior debt of our guarantors; senior in right of payment with all existing and future subordinated debt of such guarantors; and effectively subordinated to such guarantors' existing and future secured debt to the extent of the assets securing such debt, including the guarantees by the guarantors of obligations under our credit facilities.

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc.("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain reserves for settling losses on the policies it issues, and therefore its ability to pay dividends or make loans is limited by those reserve requirements.

We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder's Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date.

The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.

The fair value of the Company's long-term debt at March 31, 2011 is estimated to be approximately 101% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.

Principal Maturities of Debt

There have been no significant changes to our scheduled principal maturities since our Annual Report on Form 10-K was filed on March 1, 2011.

Interest Rate Swaps

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

Period	Notional Amount	Bank Pays Variable Rate of (1)	LPS Pays Fixed Rate of (2)
	(in millions)
December 31, 2010 to December 31, 2011	$225.0	1 Month LIBOR	0.605%
December 31, 2011 to December 31, 2012	150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	75.0	1 Month LIBOR	2.080%
_________

(1) 0.24% as of March 31, 2011.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and
Revolving Loan equal to 2.00% and on the Term Loan B equal to 2.50% as of March 31, 2011.

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

Estimated fair values of interest rate swaps in the Consolidated Balance Sheets were as follows (in millions):

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other accrued liabilities	$0.5	Other accrued liabilities	$0.6
	Other long-term liabilities	$0.2	Other long-term liabilities	$0.3

A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives		Amount of Loss Reclassified from Accumulated OCE into Interest Expense (Income)
Cash Flow Hedge	2011	2010	2011	2010
Interest rate swap contract	$—	$1.2	$0.1	$(4.7)

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

(9)    Income Taxes

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of March 31, 2011, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(10)    Commitments and Contingencies

Litigation Matters

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

Default Services Class Actions

We have been named in eight putative class actions filed in Alabama, Florida and Mississippi that generally allege that the defendants engaged in the unauthorized practice of law and unlawful fee splitting with attorneys representing creditors in bankruptcy proceedings.  Each of these individual complaints was filed by the same plaintiff's attorney. In seven of these cases, we did not provide the default administrative services alleged in the complaint. Each of these cases is in the preliminary stages and none of these cases has been certified as a class action. Lawsuits containing similar allegations previously filed against us were dismissed with prejudice.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. On December 29, 2010, the court entered an order granting a temporary suspension of filing deadlines pending a determination of the lead plaintiff and lead counsel. A scheduling order was entered by the court on April 4, 2011.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. A stipulated scheduling order was entered on April 3, 2011.

Washington Mutual Receivership Proceedings

We have been advised by the Federal Deposit Insurance Corporation that, in its capacity as receiver for Washington Mutual Bank ("WaMu"), it is reviewing and considering potential clams it may have with respect to certain services provided to WaMu by our appraisal management operations.  These services consisted primarily of desk reviews of appraisals conducted by others, although appraisers engaged by our appraisal management operations also prepared some appraisals provided to WaMu. We believe that the services we provided satisfied the terms and conditions of our contract with WaMu.

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

At present, there is increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. We have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney's office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries.

Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), we have entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of our services included the services provided by our default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, we agreed to further study the issues identified in the review and to enhance our compliance, internal audit, risk management and board oversight plans with respect to those businesses. We also agreed to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. To the extent such review requires additional remediation of mortgage documents or identifies any financial injury from the document execution services we provided, we have agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which we have agreed to accomplish the undertakings set forth therein, and we have agreed to make periodic reports to the banking agencies on our progress. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.

We continue to believe that the outcome of these inquiries and matters will not have a material adverse impact on our business or results of operations, although it is difficult to predict the final outcome of these matters due, among other things, to the early stage of many of these inquiries. As a result, there can be no assurance that we will not incur material costs and expenses in the future, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to our default operations.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below and in our Annual Report on Form 10-K filed March 1, 2011.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $227.1 million.

(11)    Stock Option Plans

Our employees participate in LPS's 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of March 31, 2011, 2.7 million share-based awards were available for future grant under the Plan. The shares may be issued from authorized and unissued shares of the Company's common stock, or from the Company's treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes equity compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, on a straight-line basis over the vesting period of share-based awards. During the three months ended March 31, 2011, we recorded stock compensation expense of $10.6 million, of which $3.9 million relates to acceleration of expense related to employee terminations. During the three months ended March 31, 2010, we recorded stock compensation expense of $6.6 million. Additionally, we recorded income tax (benefit) expense related to the exercise of stock options of $(0.1) million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2010, $0.3 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.

As of March 31, 2011, the Company had $37.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.34 years.

We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends. The volatility assumptions are based on our historical volatility and the historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. The expected life of the options is determined based on the Securities and Exchange Commission's simplified method for companies without enough historical data.

The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the three months ended March 31, 2011 and 2010:

Year	Weighted Average Fair Value	Risk Free Interest Rate	Volatility Factor	Expected Dividend Yield	Weighted Average Expected Life (In Years)
2011	$9.45	2.4%	36%	1.3%	4.5
2010	11.43	2.4%	36%	1.1%	4.5

Options

The following table summarizes stock option activity under the Plan during the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Shares
Outstanding as of December 31, 2010	7,719,442	$33.06
Total Granted	7,800	31.95
Exercised (1)	(17,630)	14.61
Cancelled	(41,598)	32.96
Outstanding as of March 31, 2011 (2)	7,668,014	$33.10	4.23	4,573,485
____________

(1)    The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.3 million.

(2)    The total intrinsic value of stock options outstanding as of March 31, 2011 was $12.5 million. The total intrinsic value of stock options exercisable as of March 31, 2011 was $7.6 million.

The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 2%, total approximately 7.7 million, have a weighted average remaining contractual life of 4.23 years, a weighted average exercise price of $33.10 and an intrinsic value of $12.3 million.

Restricted Stock

On February 8, 2011 we granted approximately 0.1 million shares of restricted stock with a grant date fair value of $31.95. Almost all of these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

As of March 31, 2011, approximately 0.4 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 0.6 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding. As of March 31, 2011, the performance-based vesting condition on 0.4 million shares has been met.

(12)     Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended March 31, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from operations:
Processing and services revenues	$199,244	$358,424	$(1,470)	$556,198
Cost of revenues	121,660	250,365	(1,415)	370,610
Gross profit	77,584	108,059	(55)	185,588
Selling, general and administrative expenses	21,899	22,541	37,187	81,627
Operating income	$55,685	$85,518	$(37,242)	$103,961
Depreciation and amortization	$18,350	$4,703	$1,815	$24,868
Balance sheet data:
Total assets	$1,255,152	$799,927	$135,235	2,190,314
Goodwill	$782,883	$385,478	$—	$1,168,361

As of and for the three months ended March 31, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from operations:
Processing and services revenues	$179,462	$415,285	$(2,353)	$592,394
Cost of revenues	105,795	292,609	(2,382)	396,022
Gross profit	73,667	122,676	29	196,372
Selling, general and administrative expenses	19,811	23,857	17,052	60,720
Operating income	$53,856	$98,819	$(17,023)	$135,652
Depreciation and amortization	$16,538	$5,186	$1,930	$23,654
Balance sheet data:
Total assets	$1,166,162	$831,307	$251,416	$2,248,885
Goodwill	$760,081	$406,061	$—	$1,166,142

(13)     Condensed Consolidating Financial Information

On July 2, 2008, LPS (the “Parent Company”) entered into the Credit Agreement and the Notes described in note 8. The Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of March 31, 2011, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 8, NTNY is statutorily required to maintain reserves for settling losses on the policies it issues, and therefore its ability to pay dividends or make loans is limited by those reserve requirements. One of our subsidiaries, other than a subsidiary guarantor, was more than minor.

The following tables set forth, on a condensed consolidating basis, the statement of earnings and the statement of cash flows for the quarters ended March 31, 2011 and 2010, and the balance sheet as of March 31, 2011 and December 31, 2010 for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries.

The following table represents our condensed consolidating balance sheet as of March 31, 2011 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$279	$457,391	$20,709	$—	$478,379
Investment in subsidiaries	1,666,062	—	—	(1,666,062)	—
Non-current assets	11,579	1,643,457	56,899	—	1,711,935
Total assets	$1,677,920	$2,100,848	$77,608	$(1,666,062)	$2,190,314
Liabilities and stockholders' equity:
Current liabilities	$136,741	$286,967	$33,675	$—	$457,383
Total liabilities	1,177,482	478,095	34,299	—	1,689,876
Total stockholders' equity	500,438	1,622,753	43,309	(1,666,062)	500,438
Total liabilities and stockholders' equity	$1,677,920	$2,100,848	$77,608	$(1,666,062)	$2,190,314

The following table represents our condensed consolidating statement of earnings for the three months ended March 31, 2011 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Processing and services revenues	$—	$483,269	$72,929	$—	$556,198
Operating expenses	10,628	370,717	70,892	—	452,237
Operating income	(10,628)	112,552	2,037	—	103,961
Total other income (expense)	(14,096)	38	306	—	(13,752)
Earnings before income taxes and equity in earnings of consolidated entities	(24,724)	112,590	2,343	—	90,209
Provision for income taxes	(9,395)	42,784	891	—	34,280
Earnings before equity in earnings of consolidated entities	(15,329)	69,806	1,452	—	55,929
Equity in income of consolidated entities, net of tax	71,258	—	—	(71,258)	—
Net earnings	$55,929	$69,806	$1,452	$(71,258)	$55,929

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$55,929	$69,806	$1,452	$(71,258)	$55,929
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(63,337)	36,946	112	71,258	44,979
Changes in assets and liabilities, net of effects from acquisitions	(13,169)	33,219	(518)	—	19,532
Net cash provided by operating activities	(20,577)	139,971	1,046	—	120,440
Net cash used in investing activities	—	(35,539)	(3,741)	—	(39,280)
Net cash used in financing activities	(128,603)	—	—	—	(128,603)
Net decrease in cash and cash equivalents	$(149,180)	$104,432	$(2,695)	$—	(47,443)
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$4,844

The following table represents our condensed consolidating balance sheet as of December 31, 2010 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$351	$541,458	$17,465	$—	$559,274
Investment in subsidiaries	1,743,989	—	—	(1,743,989)	—
Non-current assets	12,745	1,644,224	35,600	—	1,692,569
Total assets	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843
Liabilities and stockholders' equity:
Current liabilities	$149,787	$286,964	$28,976	$—	$465,727
Total liabilities	1,230,871	465,949	28,809	—	1,725,629
Total stockholders' equity	526,214	1,719,733	24,256	(1,743,989)	526,214
Total liabilities and stockholders' equity	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

The following table represents our condensed consolidating statement of earnings for the three months ended March 31, 2010 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Processing and services revenues	$—	$524,478	$67,916	$—	$592,394
Operating expenses	6,557	383,875	66,310	—	456,742
Operating income	(6,557)	140,603	1,606	—	135,652
Total other income (expense)	(18,845)	341	286	—	(18,218)
Earnings before income taxes and equity in earnings of consolidated entities	(25,402)	140,944	1,892	—	117,434
Provision for income taxes	(9,717)	53,911	724	—	44,918
Earnings before equity in earnings of consolidated entities	(15,685)	87,033	1,168	—	72,516
Equity in income of consolidated entities, net of tax	88,201	—	—	(88,201)	—
Net earnings	$72,516	$87,033	$1,168	$(88,201)	$72,516

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2010 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$72,516	$87,033	$1,168	$(88,201)	$72,516
Adjustment to reconcile net earnings to net cash provided by operating activities:					—
Non-cash expenses and other items	(79,435)	29,207	69	88,201	38,042
Changes in assets and liabilities, net of effects from acquisitions	(20,531)	13,276	5,737	—	(1,518)
Net cash provided by operating activities	(27,450)	129,516	6,974	—	109,040
Net cash used in investing activities	—	(28,044)	—	—	(28,044)
Net cash used in financing activities	(25,586)	(2,978)	—	—	(28,564)
Net increase in cash and cash equivalents	$(53,036)	$98,494	$6,974	$—	52,432
Cash and cash equivalents, beginning of period					70,528
Cash and cash equivalents, end of period					$122,960
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(14)     Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than the announcement of the dividend described below, that would require recognition in the consolidated financial statements or disclosure in the notes to consolidated financial statements.

Dividend Declared

On April 20, 2011, we announced a regular quarterly dividend of $0.10 per common share. The dividend is payable on June 16, 2011, to shareholders of record as of the close of business on June 2, 2011.

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; and all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity (including among others, loan originations and foreclosures) on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the level of scrutiny being placed on participants in the foreclosure process; risks associated with federal and state inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Form 10-K, the Company's subsequent reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 36% and 64%, respectively, of our revenues for the quarter ended March 31, 2011. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

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

•
asset management services, providing disposition services for our customers' real estate owned properties through independent real estate brokers, attorneys and other vendors to facilitate the transaction.

Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other.

Recent Trends and Developments

Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by: real estate prices; the availability of funds for mortgage loans; mortgage interest rates; and the overall state of the U.S. economy. The federal government has taken several steps over the last few years to attempt to address the downturn in the housing market, including steps to reduce interest rates and legislation such as the Homeowner Affordability and Stability Plan (the “HASP”) under which homeowners who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance.

The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.6 trillion and $2.0 trillion in 2010 and 2009, respectively, with refinancing transactions comprising approximately 70% and 65%, respectively, of the total markets. The MBA's Mortgage Finance Forecast currently estimates that the mortgage origination market for 2011 will be approximately $1.1 trillion, with the decrease in activity being driven by substantially decreased refinancing activity. The decrease in the MBA's projections for 2011 is due to, among other things, current real estate prices, rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. The MBA estimates that loan origination volumes in the first quarter of 2011 were approximately 12% lower than the first quarter of 2010.
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

In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop application, which at present, is primarily used in connection with default management.

One factor reducing or delaying the number of foreclosure proceedings is the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. Through February 2011, the U.S. Treasury department estimates that banks had worked through most of the approximately 2.9 million loans currently eligible for HAMP, and offered 1.8 million trial modifications. Of those, approximately 1.5 million trial modifications were actually implemented and approximately 634,000 became permanent. Although we believe that HAMP, which expires on December 31, 2012, has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened), the pace of modifications has slowed from 2010, from approximately 50,000 in January 2010 to approximately 26,000 in February 2011, indicating a lessened impact going forward.

Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to continued high delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program and delaying the processing of foreclosures in order to confirm the compliance of their foreclosure procedures with applicable laws. In April 2011, a number of large banks and their service providers, including us, entered into consent orders with various federal banking agencies following reviews by the banking agencies of each bank's default and foreclosure processes and the related services provided by their third party providers such as us. We believe it is likely that the processing of foreclosures will continue to be slow as the banks and their service providers work through complying with the requirements of their respective consent orders. We continue to believe the size of the default services market should be significant in future years due to the continuing growth in the inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. It is also difficult to predict whether any additional legislative or regulatory changes will be implemented as a result of the recent issues reported by banks and servicers in connection with foreclosure actions, or whether the government will take any other actions to address the current housing market and economic uncertainty. These types of government actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.

The ongoing economic uncertainty and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with the most recent focus being on those involved in the foreclosure process following foreclosure-related issues reported by banks and servicers. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. An example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which was signed into law in July 2010 and contains broad changes for many sectors of the financial services and lending industries. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. While we believe that we will be able to comply with the new federal and any new state requirements relating to appraisals going forward, it is too early to predict with certainty what impact those requirements may have on our business or the results of our operations. It is also difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Wall Street Reform Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on March 1, 2011.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU No. 210-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The guidance requires a publicly traded entity that has entered into a business combination to disclose certain pro forma information about the revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The guidance also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. We adopted the new guidance on January 1, 2011. As the new guidance only requires enhanced disclosures, it had no impact on the Company's statements of financial position or operations.

In October 2009, the FASB issued 2009-13, "Multiple-Deliverable Software Arrangements." The guidance eliminates the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. The overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer permitted upon adoption of this new guidance. Additional disclosure is required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change, if material. We adopted the amendment prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Adoption of this pronouncement did not have a material impact on our consolidated statement of financial position or operations.

Related Party Transactions

We have certain business arrangements with Ceridian Corporation, and we have historically conducted business with FIS and its subsidiaries and other related parties. See note 3 to the notes to consolidated financial statements for a detailed description of all related party transactions.

Results of Operations for the three months ended March 31, 2011 and 2010

The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Consolidated Condensed Results of Operations - Unaudited

Three months ended March 31,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$556.2	$592.4	100.0%	100.0%	$(36.2)	(6.1)%
Cost of revenues	370.6	396.0	66.6%	66.9%	$(25.4)	(6.4)%
Gross profit	185.6	196.4	33.4%	33.1%	(10.8)	(5.5)%
Gross margin	33.4%	33.1%
Selling, general and administrative expenses	81.6	60.7	14.7%	10.2%	20.9	34.4%
Operating income	104.0	135.7	18.7%	22.9%	(31.7)	(23.4)%
Operating margin	18.7%	22.9%
Other income (expense)	(13.8)	(18.2)	(2.5)%	(3.1)%	4.4	(24.2)%
Earnings before income taxes	90.2	117.5	16.2%	19.8%	(27.3)	(23.2)%
Provision for income taxes	34.3	44.9	6.2%	7.6%	(10.6)	(23.6)%
Net earnings	$55.9	$72.6	10.0%	12.2%	$(16.7)	(23.0)%
Net earnings per share - diluted	$0.63	$0.75
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $36.2 million, or 6.1%, during the first quarter of 2011 when compared to the first quarter of 2010. The decrease was driven by a slow down in our Loan Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. The increase in our Technology, Data and Analytics segment during the quarter is primarily due to the growth in our data and analytics operations supporting both origination and default related activities, the conversion of two large servicers onto our Desktop platform in late 2010, and increased revenues in our mortgage processing division due to higher loan activity fees and professional services fees. These increases were offset by a year-over-year decline in revenue in loan facilitation services due to a decline in the volume of originations as a result of increasing interest rates, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process resulting from increased regulatory oversight, judicial actions and voluntary delays by servicers.

Cost of Revenues

Cost of revenues decreased $25.4 million, or 6.4%, during the first quarter of 2011when compared to the first quarter of 2010. Cost of revenues as a percentage of processing and services revenues decreased to 66.6% during the first quarter of 2011 from 66.9% in the first quarter 2010. The dollar decrease was primarily driven by the revenue fluctuations described above, partially offset by a $2.8 million non-recurring charge recognized during the first quarter of 2011 related to severance benefits resulting from our cost reduction program.

Gross Profit

Gross profit decreased $10.8 million, or 5.5% during the first quarter 2011 when compared to the first quarter of 2010. Gross margin increased to 33.4% during the first quarter of 2011 from 33.1% during the first quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.9 million, or 34.4% during the first quarter of 2011 when compared to the first quarter of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 14.7% in the first quarter of 2011 as compared to 10.2% in the first quarter of 2010 due to an increase in net corporate expenses during the first quarter of 2011. The increase in selling, general and administrative expenses was mainly due to a $16.6 million non-recurring charge recognized during the first quarter of 2011 primarily related to severance benefits and stock compensation acceleration charges resulting from our cost reduction program.

Operating Income

Operating income decreased $31.7 million, or 23.4%, during the first quarter of 2011 when compared to the first quarter of 2010. Operating margin decreased to 18.7% during the first quarter of 2011 from 22.9% during the first quarter of 2010 as a result of the factors described above.

Other Income (Expense)

Other income and expense consists of interest income, interest expense and other items. The net expense was $13.8 million and $18.2 million during the first quarter of 2011 and 2010, respectively. The change during the first quarter of 2011 when compared to the first quarter of 2010 was primarily due to a decrease in interest expense resulting from lower interest rates and principal balances. Interest expense was $14.1 million and $18.8 million during the first quarter of 2011 and 2010, respectively.

Income Taxes

Income taxes were $34.3 million and $44.9 million during the first quarter of 2011 and 2010, respectively. The effective tax rate was 38.0% during the first quarter of 2011 and 38.25% during the first quarter of 2010.

Net Earnings and Net Earnings Per Share Attributable to LPS - Diluted

Net earnings were $55.9 million and $72.6 million during the first quarter of 2011 and 2010, respectively. Net earnings per diluted share totaled $0.63 and $0.75 during the first quarter of 2011 and 2010, respectively. The decrease during the first quarter of 2011 when compared to the first quarter of 2010 was a result of the factors described above, partially offset by a decrease in the weighted average shares outstanding - diluted from 96.4 million during the first quarter of 2010 to 88.1 million during the first quarter of 2011 as a result of the Company's share repurchases made in connection with our authorized share repurchase program.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

Three months ended March 31,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$199.2	$179.5	100.0%	100.0%	$19.8	11.0%
Cost of revenues	121.7	105.8	61.1%	59.0%	15.9	15.0%
Gross profit	77.6	73.7	38.9%	41.0%	3.9	5.3%
Gross margin	38.9%	41.0%
Selling, general and administrative expenses	21.9	19.8	11.0%	11.0%	2.1	10.5%
Operating income	$55.7	$53.9	27.9%	30.0%	$1.8	3.4%
Operating margin	27.9%	30.0%
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues increased $19.8 million, or 11.0%, during the first quarter of 2011 when compared to the first quarter of 2010. The year-over-year increase is primarily due to growth in our data and analytics operations supporting both origination and default related activities, the conversion of two large servicers onto our Desktop platform in late 2010, an increase in revenues in our mortgage processing division due to higher loan activity fees and professional services, and incremental revenues in our government solutions operations due to the acquisition of True Automation, Inc. in the fourth quarter of 2010.

Cost of Revenues

Cost of revenues increased $15.9 million, or 15.0% , during the first quarter of 2011 when compared to the first quarter of 2010. Cost of revenues as a percentage of processing and services revenues increased to 61.1% during the first quarter of 2011 from 59.0% in the first quarter of 2010. The increase in cost of revenues as a percentage of processing and services revenues was primarily driven by higher demand for lower margin services during the quarter as well as from a $2.1 million non-recurring charge recognized during the first quarter of 2011 related to severance benefits resulting from our cost reduction program.

Gross Profit

Gross profit increased $3.9 million, or 5.3%, during the first quarter of 2011 when compared to the first quarter of 2010. Gross margin decreased to 38.9% during the first quarter of 2011 from 41.0% during the first quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 10.5%, during the first quarter of 2011 when compared to the first quarter of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues remained constant at 11.0% during the first quarters of 2011 and 2010.

Operating Income

Operating income increased $1.8 million, or 3.4%, during the first quarter of 2011 when compared to the first quarter of 2010. Operating margin decreased to 27.9% during the first quarter of 2011 from 30.0% during the first quarter of 2010 as a result of the factors described above.

Segment Results of Operations - Loan Transaction Services - Unaudited

Three months ended March 31,			As a % of Revenue (1)		Variance 2011 vs. 2010(1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$358.4	$415.3	100.0%	100.0%	$(56.9)	(13.7)%
Cost of revenues	250.4	292.6	69.9%	70.5%	(42.2)	(14.4)%
Gross profit	108.0	122.7	30.1%	29.5%	(14.7)	(12.0)%
Gross margin	30.1%	29.5%
Selling, general and administrative expenses	22.5	23.9	6.3%	5.8%	(1.4)	(5.7)%
Operating income	$85.5	$98.8	23.9%	23.8%	$(13.3)	(13.5)%
Operating margin	23.9%	23.8%
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $56.9 million, or 13.7%, during the first quarter of 2011 when compared to the first quarter of 2010. The year-over-year decrease is primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations and refinancings as a result of increasing interest rates, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process as a result of increased regulatory oversight, judicial actions and voluntary delays by servicers.

Cost of Revenues

Cost of revenues decreased $42.2 million, or 14.4%, during the first quarter of 2011 when compared to the first quarter of 2010. Cost of revenues as a percentage of processing and services revenues decreased from 70.5% during the first quarter of 2010 to 69.9% in the first quarter of 2011. The decrease in cost of revenues as a percentage of processing and service revenues during the first quarter of 2011 was primarily driven by increased volumes in our title operations partially offset by a $0.7 million non-recurring charge recognized during the first quarter of 2011 related to severance benefits resulting from our cost reduction program.

Gross Profit

Gross profit decreased $14.7 million, or 12.0%, during the first quarter of 2011 when compared to the first quarter of 2010. Gross margin increased to 30.1% during the first quarter of 2011 from 29.5% during the first quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.4 million, or 5.7%, during the first quarter of 2011 when compared to the first quarter of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 6.3% during the first quarter of 2011 from 5.8% during the first quarter of 2010. The increase in selling, general and administrative expenses as a percentage of processing and services revenues was primarily driven by a $2.2 million non-recurring charge recognized during the first quarter of 2011 related to severance benefits resulting from our cost reduction program.

Operating Income

Operating income decreased $13.3 million, or 13.5%, during the first quarter of 2011 when compared to the first quarter of 2010. Operating margin increased to 23.9% during the first quarter of 2011 from 23.8% during the first quarter of 2010 as a result of the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $37.2 million for the first quarter of 2011 as compared to $17.0 million for the first quarter of 2010. The increase in net corporate expenses was mainly due to a $14.1 million non-recurring charge recognized during the first quarter of 2011 primarily related to severance benefits and stock compensation acceleration charges resulting from our cost reduction program. See note 7 to the notes to consolidated financial statements for a detailed description of our restructuring activities in the first quarter of 2011.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations.

At March 31, 2011, we had cash and cash equivalents of $4.8 million and availability under our revolving credit facility of $138.5 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, fund capital expenditures, repurchase shares and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.

We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable June 16, 2011 to shareholders of record as of the close of business on June 2, 2011. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and making select acquisitions.

On October 28, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $250.0 million through December 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the first quarter, we repurchased 2.5 million shares of our stock for $83.8 million, at an average price of $33.32 per share. As of March 31, 2011, we had $87.6 million remaining available for repurchases under our $250.0 million authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $120.4 million and $109.0 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash provided by operating activities during the first quarter of 2011 when compared to the first quarter of 2010 was primarily related to working capital improvements from higher accounts receivable collections.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $39.3 million and $28.0 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities during the first quarter of 2011 when compared to the prior year quarter was primarily related to the acquisition of PCLender.com, Inc. in March 2011, for $9.8 million net of cash acquired, and from an increase in investment related activities and investments in title plants and property records data, partially offset by lower capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $23.3 million and $28.0 million on capital expenditures during the three months ended March 31, 2011 and 2010, respectively.

Financing Activities

Cash used in financing activities was approximately $128.6 million and $28.6 million during the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in financing activities during the first quarter of 2011 when compared to the prior year quarter was primarily related to an increase in the level of treasury stock repurchases from $26.4 million in the first quarter of 2010 to $83.9 million in the first quarter of 2011, and from an increase in the level of debt service payments during the current year quarter as the first three quarterly installments for 2010 under our Credit Agreement had been prepaid during 2009.

Financing

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which no borrowings were outstanding at March 31, 2011; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $350.0 million was outstanding at March 31, 2011; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $496.0 million was outstanding at March 31, 2011. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At March 31, 2011, the rate on the Term A Loan was 2.24% and the rate on the Term B Loan was 2.74%.

In addition to the scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on July 2, 2013.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $367.0 million was outstanding at March 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.

The indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

The Notes are guaranteed by each existing and future domestic subsidiary that is a guarantor under our credit facilities. The guarantees are general unsecured obligations of the guarantors. Accordingly, they rank equally in right of payment with all existing and future unsecured senior debt of our guarantors; senior in right of payment with all existing and future subordinated debt of such guarantors; and effectively subordinated to such guarantors' existing and future secured debt to the extent of the assets securing such debt, including the guarantees by the guarantors of obligations under our credit facilities.

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc.("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 8, NTNY is statutorily required to maintain reserves for settling losses on the policies it issues, and therefore its ability to pay dividends or make loans is limited by those reserve requirements.

We may redeem some or all of the Notes on or after July 1, 2011, at the redemption prices described in the Indenture, plus accrued and unpaid interest. Upon the occurrence of a change of control, unless we have exercised our right to redeem all of the Notes as described above, each holder may require us to repurchase such holder's Notes, in whole or in part, at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date.

The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the Notes then outstanding may accelerate the Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.

Interest Rate Swaps

See note 8 to the notes to consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

There have been no significant changes to our scheduled principal maturities since our Annual Report on Form 10-K was filed on March 1, 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $227.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are routinely subject to a variety of risks, including those described in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Annual Report on Form 10-K that was filed on March 1, 2011 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market demand accounts, money market funds and demand deposit accounts.

We are a highly leveraged company, with approximately $1,068.0 million in long-term debt outstanding as of March 31, 2011. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2011, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $5.9 million.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is: (a) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and (b) accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Litigation Matters

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

Default Services Class Actions

We have been named in eight putative class actions filed in Alabama, Florida and Mississippi that generally allege that the defendants engaged in the unauthorized practice of law and unlawful fee splitting with attorneys representing creditors in bankruptcy proceedings.  Each of these individual complaints was filed by the same plaintiff's attorney. In seven of these cases, we did not provide the default administrative services alleged in the complaint. Each of these cases is in the preliminary stages and none of these cases has been certified as a class action. Lawsuits containing similar allegations previously filed against us were dismissed with prejudice.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. On December 29, 2010, the court entered an order granting a temporary suspension of filing deadlines pending a determination of the lead plaintiff and lead counsel. A scheduling order was entered by the court on April 4, 2011.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. A stipulated scheduling order was entered on April 3, 2011.

Washington Mutual Receivership Proceedings

We have been advised by the Federal Deposit Insurance Corporation that, in its capacity as receiver for Washington Mutual Bank ("WaMu"), it is reviewing and considering potential clams it may have with respect to certain services provided to WaMu by our appraisal management operations.  These services consisted primarily of desk reviews of appraisals conducted by others, although appraisers engaged by our appraisal management operations also prepared some appraisals provided to WaMu. We believe that the services we provided satisfied the terms and conditions of our contract with WaMu.

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

At present, there is increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. We have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney's office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries.

Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), we have entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of our services included the services provided by our default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, we agreed to further study the issues identified in the review and to enhance our oversight, compliance, internal audit, risk management and board oversight plans with respect to those businesses. We also agreed to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. To the extent such review requires additional remediation of mortgage documents or identifies any financial injury from the document execution services we provided, we have agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which we have agreed to accomplish the undertakings set forth therein, and we have agreed to make periodic reports to the banking agencies on our progress. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil money penalties may be imposed.

We continue to believe that the outcome of these inquiries and matters will not have a material adverse impact on our business or results of operations, although it is difficult to predict the final outcome of these matters due, among other things, to the early stage of many of these inquiries. As a result, there can be no assurance that we will not incur material costs and expenses in the future, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to our default operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2010, our Board of Directors authorized us to repurchase shares of our common stock and/or our senior notes in an amount not to exceed $250.0 million, effective through December 31, 2011. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes as well as our overall cash position and expected liquidity.

The following table summarizes our repurchase activity as of March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Plans (1) (2)
January 1 to January 31, 2011	—	$—	—	$171.4
February 1 to February 28, 2011	1,665,300	$33.06	1,665,300	$116.3
March 1 to March 31, 2011	852,133	$33.82	852,133	$87.6
Total	2,517,433		2,517,433
_____________
(1) As of the last day of the respective month.
(2) Reflects amount remaining available under the $250.0 million authorization approved by our Board of Directors on October 28, 2010.

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

Date: May 5, 2011	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
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