Form 10-Q
period 2011-06-30
Lender Processing Services, Inc.
filed 2011-08-04
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☐ No ☑
As of July 31, 2011, 84,384,477 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2011

Part I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,008	$52,287
Trade receivables, net of allowance for doubtful accounts of $31.9 million and $33.5 million, respectively	366,514	419,647
Other receivables	3,100	4,910
Prepaid expenses and other current assets	35,885	38,328
Deferred income taxes, net	45,073	44,102
Total current assets	472,580	559,274
Property and equipment, net of accumulated depreciation of $179.1 million and $171.3 million, respectively	124,016	123,897
Computer software, net of accumulated amortization of $162.3 million and $156.2 million, respectively	220,081	217,573
Other intangible assets, net of accumulated amortization of $335.7 million and $327.4 million, respectively	49,011	58,269
Goodwill	1,150,631	1,159,539
Other non-current assets	152,878	133,291
Total assets	$2,169,197	$2,251,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$145,157	$145,154
Trade accounts payable	44,414	51,610
Accrued salaries and benefits	50,572	55,230
Recording and transfer tax liabilities	12,926	10,879
Other accrued liabilities	149,569	145,203
Deferred revenues	54,155	57,651
Total current liabilities	456,793	465,727
Deferred revenues	34,364	36,893
Deferred income taxes, net	102,790	96,732
Long-term debt, net of current portion	1,086,668	1,104,247
Other non-current liabilities	23,551	22,030
Total liabilities	1,704,166	1,725,629

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2011 and December 31, 2010	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at June 30, 2011 and December 31, 2010	10	10
Additional paid-in capital	230,135	216,896
Retained earnings	656,018	596,168
Accumulated other comprehensive loss	(733)	(283)
Treasury stock $0.0001 par value; 13.1 million and 8.6 million shares at June 30, 2011 and December 31, 2010, respectively, at cost	(420,399)	(286,577)
Total stockholders' equity	465,031	526,214
Total liabilities and stockholders' equity	$2,169,197	$2,251,843
See accompanying notes to unaudited consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Processing and services revenues (note 3)	$517,495	$593,697	$1,072,282	$1,179,535
Cost of revenues (note 3)	370,402	386,511	738,935	777,498
Gross profit	147,093	207,186	333,347	402,037
Selling, general, and administrative expenses (note 3)	74,861	58,743	156,149	118,479
Operating income	72,232	148,443	177,198	283,558
Other income (expense):
Interest income	388	300	718	923
Interest expense	(13,715)	(18,671)	(27,811)	(37,567)
Other income (expense), net	(70)	119	(56)	123
Total other income (expense)	(13,397)	(18,252)	(27,149)	(36,521)
Earnings from continuing operations before income taxes	58,835	130,191	150,049	247,037
Provision for income taxes	21,607	49,797	56,269	94,490
Net earnings from continuing operations	37,228	80,394	93,780	152,547
Discontinued operations, net of tax	(15,863)	19	(16,486)	382
Net earnings	$21,365	$80,413	$77,294	$152,929

Net earnings per share - basic from continuing operations	$0.43	$0.85	$1.08	$1.61
Net earnings per share - basic from discontinued operations	(0.19)	—	(0.19)	—
Net earnings per share - basic	$0.24	$0.85	$0.89	$1.61
Weighted average shares outstanding - basic	85,665	94,408	86,747	94,967

Net earnings per share - diluted from continuing operations	$0.43	$0.85	$1.08	$1.60
Net earnings per share - diluted from discontinued operations	(0.18)	—	(0.19)	—
Net earnings per share - diluted	$0.25	$0.85	$0.89	$1.60
Weighted average shares outstanding - diluted	85,812	94,910	86,968	95,660

See accompanying notes to unaudited consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings	$21,365	$80,413	$77,294	$152,929
Other comprehensive earnings:
Unrealized gain/(loss) on investments, net of tax	395	(6)	260	(403)
Unrealized gain/(loss) on interest rate swaps, net of tax (1)	(827)	2,829	(710)	5,105
Other comprehensive earnings	(432)	2,823	(450)	4,702
Comprehensive earnings	$20,933	$83,236	$76,844	$157,631
____________

(1)    Net of income tax (benefit)/expense of $(0.5) million and $1.8 million and $(0.4) million and $3.2 million for the three and six months ended June 30, 2011 and 2010, respectively.

See accompanying notes to unaudited consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Equity
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2010	97,427	$10	$216,896	$596,168	$(283)	(8,581)	$(286,577)	$526,214
Net earnings	—	—	—	77,294	—	—	—	77,294
Cash dividends paid (1)	—	—	—	(17,444)	—	—	—	(17,444)
Exercise of stock options and restricted stock vesting	—	—	(5,414)	—	—	87	3,056	(2,358)
Income tax shortfall from equity compensation	—	—	(213)	—	—	—	—	(213)
Stock-based compensation	—	—	18,866	—	—	—	—	18,866
Treasury stock repurchases	—	—	—	—	—	(4,564)	(136,878)	(136,878)
Unrealized gain on investments, net	—	—	—	—	260	—	—	260
Unrealized loss on interest rate swaps, net	—	—	—	—	(710)	—	—	(710)
Balances, June 30, 2011	97,427	$10	$230,135	$656,018	$(733)	(13,058)	$(420,399)	$465,031
____________

(1)    Dividends of $0.10 per common share were paid on March 17, 2011 and June 16, 2011.

See accompanying notes to unaudited consolidated financial statements.

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$77,294	$152,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,435	47,294
Amortization of debt issuance costs	2,317	2,317
Asset impairment charges	31,855	—
Deferred income taxes, net	3,553	9,023
Stock-based compensation cost	18,866	13,837
Income tax shortfall associated with equity compensation	213	162
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	53,412	17,512
Other receivables	1,811	(162)
Prepaid expenses and other assets	(4,023)	(13,699)
Deferred revenues	(7,098)	(15,031)
Accounts payable, accrued liabilities and other liabilities	(748)	(7,513)
Net cash provided by operating activities	226,887	206,669

Cash flows from investing activities:
Additions to property and equipment	(19,261)	(23,371)
Additions to capitalized software	(33,967)	(33,795)
Purchases of investments, net of proceeds from sales	(9,390)	—
Acquisition of title plants and property records data	(10,352)	—
Acquisitions, net of cash acquired	(9,802)	—
Net cash used in investing activities	(82,772)	(57,166)

Cash flows from financing activities:
Borrowings	60,000	—
Debt service payments	(72,576)	(2,550)
Exercise of stock options and restricted stock vesting	(2,358)	10,906
Income tax shortfall associated with equity compensation	(213)	(162)
Dividends paid	(17,444)	(18,956)
Treasury stock repurchases	(136,878)	(97,698)
Bond repurchases	(4,925)	—
Payment of contingent consideration related to acquisitions	—	(2,978)
Net cash used in financing activities	(174,394)	(111,438)

Net (decrease) increase in cash and cash equivalents	(30,279)	38,065
Cash and cash equivalents, beginning of period	52,287	70,528
Cash and cash equivalents, end of period	$22,008	$108,593

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,789	$36,558
Cash paid for taxes	$35,153	$71,332

See accompanying notes to unaudited consolidated financial statements.

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

Reclassifications

Due to the discontinued operations discussed in note 7 below, certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

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

Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily include short-term financial assets and liabilities and long term debt, are estimated as of period-end and disclosed elsewhere in these notes.

As of June 30, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$42.1	$7.2	$34.9	$—	$42.1
Interest rate swaps (note 10)	Liability	$2.1	$—	$2.1	$—	$2.1

As of December 31, 2010 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$32.5	$6.8	$25.7	$—	$32.5
Interest rate swaps (note 10)	Liability	$0.9	$—	$0.9	$—	$0.9

Our Level 1 financial instruments include U.S government and agency bonds, for which there are quoted prices in active markets. Our Level 2 financial instruments consist of corporate bonds, municipal bonds and derivatives, for which there are parallel markets or alternative means to estimate fair value using observable information inputs. The estimates used are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

Fair Value of Assets Acquired and Liabilities Assumed

The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of intangible assets and software, with the remaining value, if any, attributable to goodwill. The Company utilizes third-party experts to assist with determining the fair values of intangible assets and software purchased in business combinations.

(3)    Related Party Transactions

Lee A. Kennedy has served as our director since our spin-off from FIS, our Executive Chairman since September 15, 2009, and our interim President and Chief Executive Officer since July 6, 2011. Mr. Kennedy served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, where he also served as Chief Executive Officer of Ceridian from that date until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were party to certain agreements with Ceridian from which we incurred expenses. A summary of the Ceridian related party agreements in effect as of June 30, 2011 is as follows:

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

A detail of related party items included in expenses for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Corporate services- Ceridian	$0.1	$—	$0.2	$0.1
Cost sharing agreements- FIS	—	—	—	(0.1)
Total expenses	$0.1	$—	$0.2	$—
___________

We believe the amounts charged by Ceridian and FIS under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three and six months ending June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Earnings from continuing operations, net of tax	$37,228	$80,394	$93,780	$152,547
Discontinued operations, net of tax	(15,863)	19	(16,486)	382
Net earnings	$21,365	$80,413	$77,294	$152,929

Net earnings per share - basic from continuing operations	$0.43	$0.85	$1.08	$1.61
Net earnings per share - basic from discontinued operations	(0.19)	—	(0.19)	—
Net earnings per share - basic	$0.24	$0.85	$0.89	$1.61
Weighted average shares outstanding - basic	85,665	94,408	86,747	94,967

Net earnings per share - diluted from continuing operations	$0.43	$0.85	$1.08	$1.60
Net earnings per share - diluted from discontinued operations	(0.18)	—	(0.19)	—
Net earnings per share - diluted	$0.25	$0.85	$0.89	$1.60
Weighted average shares outstanding - diluted	85,812	94,910	86,968	95,660

Options to purchase approximately 7.8 million shares and 4.3 million shares, and 6.3 million shares and 2.7 million shares of our common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, because they were antidilutive. In addition, as of June 30, 2011, 1.0 million shares of restricted stock are not included in the computation of diluted earnings per share due to vesting restrictions related to the payment of dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available there-under. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the six months ended June 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of June 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(5)    Acquisitions

The results of operations and financial position of entities acquired during the six months ended June 30, 2011 are included in the consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2010 through June 30, 2011 was not significant individually or in the aggregate to our historical financial results.

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

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York Inc., is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The carrying amounts and fair values of our available for sale securities at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011	$41,239	$1,066	$(180)	$42,125
As of December 31, 2010	$32,065	$815	$(352)	$32,528

There have been no significant changes to the stated maturities on our investment portfolio since our annual report on Form 10-K was filed on March 1, 2011.

(7) Discontinued Operations and Impairments of Long-Lived Assets

As of June 30, 2011, due to increased commoditization in the market, as well as technology that was trailing that of the market for Income Verification and Fraud Technology, management committed to sell the Fraud Services business unit. Also as of June 30, 2011, management committed to shut down the Capital Markets business unit due to the market for those services becoming obsolete. The Fraud Services and Capital Markets business units are within other technology, data and analytics services of the Technology, Data and Analytics segment. Under Accounting Standards Codification Topic 360-10-35, Property, Plant, and Equipment – Subsequent Measurement, because the businesses to be sold or exited constitute components and will not result in the migration of customers or cash flows, these closures will be considered discontinued operations as the related assets meet the criteria to be classified as held for sale, or the assets of the business have ceased to be used. The fair value of each of the business units was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units. The results of operations of discontinued operations are presented net of tax, as a separate component in the consolidated statements of earnings. Prior period amounts of these operations have been reclassified to reflect them as discontinued for all periods presented.

The table below illustrates the impairments and loss from operations related to discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Processing and service revenues	$1,601	$5,384	$3,012	$11,940
Pretax (loss) income from operations	(335)	32	(1,340)	620
Impairment charges:
Goodwill	(17,684)	—	(17,684)	—
Other tangible and intangible assets (1)	(8,963)	—	(8,963)	—
Pretax (loss) income from discontinued operations	(26,982)	32	(27,987)	620
Income tax benefit (expense) on discontinued operations	11,119	(13)	11,501	(238)
Discontinued operations, net of tax	$(15,863)	$19	$(16,486)	$382
___________

(1) Impairment charges consist of a $2.7 million charge to customer relationships, a $6.0 million charge to software and a $0.3 million charge to property, plant and equipment for both the three and six month periods ended June 30, 2011.

Impairment Charges on Assets Held for Use

Certain other underperforming operations and asset groups that management decided to dispose of or wind down do not meet the criteria to be considered discontinued operations and qualify as assets held for use. These operations and asset groups have been analyzed for impairment based on changes in circumstances that have indicated that the carrying amount of those assets may not be recoverable based on revised estimates of future cash flows. The impact of these items resulted in an additional impairment charge to long-lived assets of $11.2 million, consisting of a $4.7 million charge within other technology, data and analytics services of the Technology, Data and Analytics segment and a $6.5 million charge in loan facilitation services of the Loan Transaction Services segment. The impairment charges on assets held for use are presented in cost of revenues in the consolidated statements of earnings.

(8) Goodwill

Changes to goodwill during the six months ended June 30, 2011 are summarized as follows (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Total
Balance, December 31, 2010	$774,061	$385,478	$1,159,539
Goodwill impairments related to discontinued operations	(17,684)	—	(17,684)
Goodwill related to PCLender acquisition in 2011	8,181	—	8,181
Adjustment to goodwill related to True Automation, Inc. acquisition	595	—	595
Balance, June 30, 2011	$765,153	$385,478	$1,150,631

As of June 30, 2011, management committed to dispose of or sell the Fraud Services and Capital Markets business units within other technology, data and analytics services of the Technology, Data and Analytics segment. Goodwill and other assets of a business that are to be disposed of may be required to be tested for impairment when events suggest that there is a current expectation that a long-lived asset group will be sold or otherwise disposed of before the end of its useful life. As the businesses to be disposed of were not integrated into the Technology, Data and Analytics segment following the original acquisition, the current carrying amount of that goodwill has been included in the carrying amount of the business to be sold and tested for impairment. We performed a two step test to evaluate the goodwill of the to-be-disposed-of businesses. In step 1, if the fair value of the business less costs to sell is less than the carrying value, step 2 requires that a comparison of the implied fair value of goodwill in the business unit is compared to the carrying value of goodwill in the business unit. As a result of these tests, a $17.7 million goodwill impairment charge was recorded that is classified in the accompanying statement of earnings within discontinued operations, net of tax.

(9)    Restructuring

During the first and second quarters of 2011, management committed to two separate restructuring plans in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the three and six month periods ended June 30, 2011, the total restructuring costs related to these efforts amounted to $6.0 million and $21.4 million of employee termination costs. Of the $21.4 million of employee termination costs recorded for the six months ended June 30, 2011, approximately $3.9 million relates to the acceleration of stock compensation expense, included as part of the change in additional-paid-in capital in the accompanying statement of equity.

The cumulative charges are recorded in the accompanying consolidated statement of earnings as selling, general and administrative expenses of $1.3 million and $13.9 million, and cost of revenues of $4.7 million and $7.5 million for the three and six months ended June 30, 2011, respectively. Of the $6.0 million of employee termination costs recorded during the second quarter restructuring plan, $4.6 million, $1.1 million and $0.3 million applies to the Technology, Data and Analytics, Loan Transaction Services and Corporate segments, respectively. Of the $21.4 million of employee termination costs recorded for the six months ended June 30, 2011, $6.9 million, $4.1 million and $10.4 million applies to the Technology, Data and Analytics, Loan Transaction Services and Corporate segments, respectively. The estimated completion date of these activities and final cash payout is December 31, 2011.

The following table sets forth the Company's first quarter restructuring plan as of and for the six months ended June 30, 2011 (in millions):

1st Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities June 30, 2011
Ongoing termination arrangement	$1.4	$(1.4)	$—
Contract termination costs - severance	10.1	(10.1)	—
Total	$11.5	$(11.5)	$—

The following table sets forth the Company's second quarter restructuring plan as of and for the three months ended June 30, 2011 (in millions):

2nd Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities June 30, 2011
Ongoing termination arrangement	$2.0	$—	$2.0
Contract termination costs - severance	4.0	—	4.0
Total	$6.0	$—	$6.0

(10)    Long-Term Debt

Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Term A Loan, secured, interest payable at LIBOR plus 2.00% (2.19% at June 30, 2011), quarterly principal amortization, maturing July 2013	$315,000	$385,000
Term B Loan, secured, interest payable at LIBOR plus 2.50% (2.69% at June 30, 2011), quarterly principal amortization, maturing July 2014	494,700	497,250
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings) (2.19%, 2.01% or 4.25%, respectively, at June 30, 2011), maturing July 2013. Total of $78.5 million unused (net of outstanding letters of credit and revolver) as of June 30, 2011	60,000	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	367,000
Other promissory notes with various interest rates and maturities	125	151
Total debt	1,231,825	1,249,401
Less current portion	(145,157)	(145,154)
Long-term debt, excluding current portion	$1,086,668	$1,104,247

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140 million (with a $25.0 million sub-facility for Letters of Credit) under which $60 million in borrowings were outstanding at June 30, 2011; (ii) a Term A Loan in an initial aggregate principal amount of $700 million under which $315 million was outstanding at June 30, 2011; and (iii) a Term B Loan in an initial aggregate principal amount of $510 million under which $495 million was outstanding at June 30, 2011. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At June 30, 2011, the rate on the Term A Loan was 2.2% and the rate on the Term B Loan was 2.7%.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at June 30, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc.("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements.

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

The fair value of the Company's long-term debt at June 30, 2011 is estimated to be approximately 98% of the carrying value. We have estimated the fair value of the term loans based on values of recent quoted market prices and estimated the fair value of the notes based on values of recent trades.

Principal Maturities of Debt

There have been no significant changes to our scheduled principal maturities since our Annual Report on Form 10-K was filed on March 1, 2011.

Refinancing of Credit Facilities

On July 25, 2011, we announced plans to refinance our existing credit facilities. The proposed financing is expected to consist of a $400 million revolving credit facility, a $350 million 5-year Term Loan A and a $550 million 7-year Term Loan B.  Proceeds will be used to refinance existing indebtedness, pay related fees and expenses and provide for other general corporate purposes.  The new credit facilities are expected to enhance liquidity, extend maturities, and provide more flexibility under the covenants. The closing of the refinancing is expected to occur in August 2011, subject to market and other customary conditions.

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
_________

(1) 0.19% as of June 30, 2011.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and
Revolving Loan equal to 2.00% and on the Term Loan B equal to 2.50% as of June 30, 2011.

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
Estimated fair values of interest rate swaps in the Consolidated Balance Sheets were as follows (in millions):

Balance Sheet Account	June 30, 2011	December 31, 2010
Other accrued liabilities	$0.4	$0.6
Other long-term liabilities	$1.7	$0.3

A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying consolidated statement of earnings for the three and six months ended June 30, 2011 and 2010 is as follows (in millions):

	Amount of Loss (Gain) Recognized in OCE on Derivatives		Amount of Loss Reclassified from Accumulated OCE into Interest Expense (Income)
Interest Rate Swap contract	2011	2010	2011	2010
Three months ended June 30,	$(1.2)	$0.1	$0.2	$(4.5)
Six months ended June 30,	$(0.8)	$(1.1)	$0.4	$(9.3)

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

(11)    Income Taxes

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of June 30, 2011, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(12)    Commitments and Contingencies

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

•	In defending these matters, we expect to incur additional legal costs for the remaining quarters of the current year at least equal to those recorded in the second quarter.

Default Services Class Actions

We have been named in ten putative class actions filed in Alabama, Florida and Mississippi that generally allege that the defendants engaged in the unauthorized practice of law and unlawful fee splitting with attorneys representing creditors in bankruptcy proceedings.  Each of these individual complaints was filed by the same plaintiff's attorney. Each of these cases is in the preliminary stages and none of these cases has been certified as a class action. Four lawsuits containing similar allegations previously filed against us were dismissed either with prejudice or on summary judgment.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An Amended Complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. LPS filed a motion to dismiss the complaint on August 1, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. The parties have agreed to a voluntary stay in this matter.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154,519,000. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. A motion to dismiss the complaint was filed on July 22, 2011.
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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $193.9 million.

(13)     Stock Option Plans

Prior to May 19, 2011, our employees participated in LPS's 2008 Omnibus Incentive Plan. On May 19, 2011, our shareholders approved the Lender Processing Services, Inc. Amended and Restated 2008 Omnibus Incentive Plan (the "Plan"), the primary purpose of which was to increase the authorized shares available under the Plan by 4.7 million shares. Under the Plan, the Company may grant up to 18.7 million share-based awards to officers, directors and key employees. The 18.7 million shares authorized under the Plan includes (i) 14.0 million shares originally authorized under the Plan, of which 1.2 million remained available for future grants of share-based awards as of June 30, 2011, and (ii) 4.7 million newly authorized shares, all of which remained available for future grant as of June 30, 2011, so that a total of 5.9 million shares were available for future grant under the Plan as of June 30, 2011. The shares may be issued from authorized and unissued shares of the Company's common stock, or from the Company's treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes equity compensation expense, which is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings, on a straight-line basis over the vesting period of share-based awards. We recorded stock compensation expense of $8.2 million and $7.3 million, and $18.9 million and $13.8 million during the three and six month periods ended June 30, 2011 and 2010, respectively. Of the $18.9 million of stock compensation expense recorded in the six months ended June 30, 2011, $3.9 million is due to the acceleration of stock compensation expense related to employee terminations.

During the three and six months ended June 30, 2011 and 2010, respectively, $2.9 million and $1.8 million, and $2.9 million and $0.4 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.

As of June 30, 2011, the Company had $52.8 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.54 years.

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

The following table summarizes assumptions used to estimate weighted average fair values for awards granted during the three months ended June 30, 2011 and 2010:

Year	Weighted Average Fair Value	Risk Free Interest Rate	Volatility Factor	Expected Dividend Yield	Weighted Average Expected Life (In Years)
2011	$8.11	1.9%	36%	1.4%	4.5
2010	$10.87	2.3%	36%	1.1%	4.5

Options

The following table summarizes stock option activity under the Plan during the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Shares
Outstanding as of December 31, 2010	7,719,442	$33.06
Total granted	1,086,020	28.39
Exercised (1)	(38,666)	15.27
Cancelled	(255,506)	35.54
Outstanding as of June 30, 2011 (2)	8,511,290	$32.48	4.19	5,575,558
____________

(1)    The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was $0.5 million.

(2)    The total intrinsic value of stock options outstanding as of June 30, 2011 was $1.6 million. The total intrinsic value of stock options exercisable as of June 30, 2011 was $1.6 million.

The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 0.5%, total approximately 8.5 million, have a weighted average remaining contractual life of 4.19 years, a weighted average exercise price of $32.48 and an intrinsic value of $1.6 million.

Restricted Stock

On May 18, 2011 we granted approximately 0.5 million shares of restricted stock with a grant date fair value of $28.36. All of these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

As of June 30, 2011, approximately 0.2 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 1.0 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding.

(14)     Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended June 30, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Processing and services revenues	$195,318	$323,690	$(1,513)	$517,495
Cost of revenues	125,695	246,193	(1,486)	370,402
Gross profit	69,623	77,497	(27)	147,093
Selling, general and administrative expenses	20,735	20,208	33,918	74,861
Operating income	$48,888	$57,289	$(33,945)	$72,232
Depreciation and amortization	$17,488	$4,822	$1,816	$24,126
Balance sheet data:
Total assets	$1,249,806	$755,915	$163,476	2,169,197
Goodwill	$765,153	$385,478	$—	$1,150,631

As of and for the three months ended June 30, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Processing and services revenues	$179,824	$415,517	$(1,644)	$593,697
Cost of revenues	95,981	292,107	(1,577)	386,511
Gross profit	83,843	123,410	(67)	207,186
Selling, general and administrative expenses	18,994	21,798	17,951	58,743
Operating income	$64,849	$101,612	$(18,018)	$148,443
Depreciation and amortization	$15,477	$5,749	$1,844	$23,070
Balance sheet data:
Total assets	$1,185,007	$824,825	$225,344	$2,235,176
Goodwill	$760,081	$406,061	$—	$1,166,142

For the six months ended June 30, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Processing and services revenues	$393,151	$682,114	$(2,983)	$1,072,282
Cost of revenues	245,278	496,558	(2,901)	738,935
Gross profit	147,873	185,556	(82)	333,347
Selling, general and administrative expenses	42,295	42,749	71,105	156,149
Operating income	$105,578	$142,807	$(71,187)	$177,198
Depreciation and amortization	$35,375	$9,525	$3,631	$48,531

For the six months ended June 30, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Processing and services revenues	$352,730	$830,802	$(3,997)	$1,179,535
Cost of revenues	196,741	584,716	(3,959)	777,498
Gross profit	155,989	246,086	(38)	402,037
Selling, general and administrative expenses	37,821	45,655	35,003	118,479
Operating income	$118,168	$200,431	$(35,041)	$283,558
Depreciation and amortization	$31,483	$10,935	$3,774	$46,192
___________

(1) Excludes the impact of discontinued operations.

(15)     Condensed Consolidating Financial Information

On July 2, 2008, LPS (the “Parent Company”) entered into the Credit Agreement and the Notes described in note 10. The Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of June 30, 2011, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary.

The following tables set forth, on a condensed consolidating basis, the balance sheet, the statement of earnings and the statement of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

The following table represents our condensed consolidating balance sheet as of June 30, 2011 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$791	$459,895	$11,894	$—	$472,580
Investment in subsidiaries	1,651,015	—	—	(1,651,015)	—
Non-current assets	10,429	1,623,434	62,754	—	1,696,617
Total assets	$1,662,235	$2,083,329	$74,648	$(1,651,015)	$2,169,197
Liabilities and stockholders' equity:
Current liabilities	$135,414	$290,947	$30,432	$—	$456,793
Total liabilities	1,197,204	476,546	30,416	—	1,704,166
Total stockholders' equity	465,031	1,606,783	44,232	(1,651,015)	465,031
Total liabilities and stockholders' equity	$1,662,235	$2,083,329	$74,648	$(1,651,015)	$2,169,197

The following table represents our condensed consolidating statement of earnings for the three months ended June 30, 2011 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Processing and services revenues	$—	$465,089	$52,406	$—	$517,495
Operating expenses	8,238	386,110	50,915	—	445,263
Operating income	(8,238)	78,979	1,491	—	72,232
Total other income (expense)	(13,715)	(40)	358	—	(13,397)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(21,953)	78,939	1,849	—	58,835
Provision for income taxes	(8,109)	29,035	681	—	21,607
Earnings from continuing operations before equity in losses of consolidated entities	(13,844)	49,904	1,168	—	37,228
Equity in income of consolidated entities, net of tax	35,209	—	—	(35,209)	—
Earnings from continuing operations	21,365	49,904	1,168	(35,209)	37,228
Discontinued operations, net of tax	—	(15,863)	—	—	(15,863)
Net earnings	$21,365	$34,041	$1,168	$(35,209)	$21,365

The following table represents our condensed consolidating statement of earnings for the six months ended June 30, 2011 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments		Total Consolidated Amounts
Processing and services revenues	$—	$946,947	$125,335	$—		$1,072,282
Operating expenses	18,866	754,411	121,807	—		895,084
Operating income	(18,866)	192,536	3,528	—		177,198
Total other income (expense)	(27,811)	(2)	664	—		(27,149)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(46,677)	192,534	4,192	—		150,049
Provision for income taxes	(17,504)	72,201	1,572	—		56,269
Earnings from continuing operations before equity in losses of consolidated entities	(29,173)	120,333	2,620	—		93,780
Equity in income of consolidated entities, net of tax	106,467	—	—	(106,467)	71,258	—
Earnings from continuing operations	77,294	120,333	2,620	(106,467)		93,780
Discontinued operations, net of tax	—	(16,486)	—	—		(16,486)
Net earnings	$77,294	$103,847	$2,620	$(106,467)		$77,294

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$77,294	$103,847	$2,620	$(106,467)	$77,294
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(88,765)	88,087	450	106,467	106,239
Changes in assets and liabilities, net of effects from acquisitions	(13,077)	59,562	(3,131)	—	43,354
Net cash provided by operating activities	(24,548)	251,496	(61)	—	226,887
Net cash used in investing activities	—	(73,358)	(9,414)	—	(82,772)
Net cash used in financing activities	(174,394)	—	—	—	(174,394)
Net decrease in cash and cash equivalents	$(198,942)	$178,138	$(9,475)	$—	(30,279)
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$22,008

The following table represents our condensed consolidating balance sheet as of December 31, 2010 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$351	$541,458	$17,465	$—	$559,274
Investment in subsidiaries	1,743,989	—	—	(1,743,989)	—
Non-current assets	12,745	1,644,224	35,600	—	1,692,569
Total assets	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843
Liabilities and stockholders' equity:
Current liabilities	$149,787	$286,964	$28,976	$—	$465,727
Total liabilities	1,230,871	465,949	28,809	—	1,725,629
Total stockholders' equity	526,214	1,719,733	24,256	(1,743,989)	526,214
Total liabilities and stockholders' equity	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

The following table represents our condensed consolidating statement of earnings for the three months ended June 30, 2010 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Processing and services revenues	$—	$532,066	$61,631	$—	$593,697
Operating expenses	7,280	380,644	57,330	—	445,254
Operating income	(7,280)	151,422	4,301	—	148,443
Total other income (expense)	(18,615)	176	187	—	(18,252)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(25,895)	151,598	4,488	—	130,191
Provision for income taxes	(9,905)	57,985	1,717	—	49,797
Earnings from continuing operations before equity in losses of consolidated entities	(15,990)	93,613	2,771	—	80,394
Equity in income of consolidated entities, net of tax	96,403	—	—	(96,403)	—
Earnings from continuing operations	80,413	93,613	2,771	(96,403)	80,394
Discontinued operations, net of tax	—	19	—	—	19
Net earnings	$80,413	$93,632	$2,771	$(96,403)	$80,413

The following table represents our condensed consolidating statement of earnings for the six months ended June 30, 2010 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Processing and services revenues	$—	$1,049,988	$129,547	$—	$1,179,535
Operating expenses	13,837	758,500	123,640	—	895,977
Operating income	(13,837)	291,488	5,907	—	283,558
Total other income (expense)	(37,460)	466	473	—	(36,521)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(51,297)	291,954	6,380	—	247,037
Provision for income taxes	(19,622)	111,671	2,441	—	94,490
Earnings from continuing operations before equity in losses of consolidated entities	(31,675)	180,283	3,939	—	152,547
Equity in income of consolidated entities, net of tax	184,604	—	—	(184,604)	—
Earnings from continuing operations	152,929	180,283	3,939	(184,604)	152,547
Discontinued operations, net of tax	—	382	—	—	382
Net earnings	$152,929	$180,665	$3,939	$(184,604)	$152,929

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2010 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$152,929	$180,665	$3,939	$(184,604)	$152,929
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(166,757)	54,647	139	184,604	72,633
Changes in assets and liabilities, net of effects from acquisitions	(26,472)	1,971	5,608	—	(18,893)
Net cash provided by operating activities	(40,300)	237,283	9,686	—	206,669
Net cash used in investing activities	—	(57,152)	(14)	—	(57,166)
Net cash used in financing activities	(108,460)	(2,978)	—	—	(111,438)
Net increase in cash and cash equivalents	$(148,760)	$177,153	$9,672	$—	38,065
Cash and cash equivalents, beginning of period					70,528
Cash and cash equivalents, end of period					$108,593
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(16)     Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than those described below, that would require recognition in the consolidated financial statements or disclosure in these notes.

Resignation of Chief Executive Officer

On July 6, 2011, the Company announced that Jeffrey S. Carbiener was stepping down from his positions as Chief Executive Officer, President and director of the Company for significant health-related reasons, effective immediately. The Board of Directors appointed Lee A. Kennedy to serve in the roles of President and Chief Executive Officer on an interim basis, in addition to his current role as Executive Chairman of the LPS Board of Directors, until a replacement is found.

Dividend Declared

On July 21, 2011, we announced a regular quarterly dividend of $0.10 per common share. The dividend is payable on September 15, 2011, to shareholders of record as of the close of business on September 1, 2011.

Refinancing of Credit Facilities

On July 25, 2011, we announced plans to refinance our existing credit facilities. The proposed financing is expected to consist of a $400 million revolving credit facility, a $350 million 5-year Term Loan A and a $550 million 7-year Term Loan B.  Proceeds will be used to refinance existing indebtedness, pay related fees and expenses and provide for other general corporate purposes.  The new credit facilities are expected to enhance liquidity, extend maturities, and provide more flexibility under the covenants. The closing of the refinancing is expected to occur in August 2011, subject to market and other customary conditions.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity (including among others, loan originations and foreclosures) on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; whether we are able to complete our proposed refinancing on the terms contemplated or at all; the level of scrutiny being placed on participants in the foreclosure process; risks associated with federal and state inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Form 10-K, the Company's subsequent reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 37% and 63%, respectively, of our revenues for the six months ended June 30, 2011, and 38% and 62%, respectively, of our revenues for the three months ended June 30, 2011. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•
our other software and related service offerings, including our mortgage origination software, our real estate closing and title insurance production software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•
our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, and our aggregated property and loan data services.

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

The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.6 trillion and $2.0 trillion in 2010 and 2009, respectively, with refinancing transactions comprising approximately 70% and 65%, respectively, of the total markets. The MBA's Mortgage Finance Forecast estimates that the mortgage origination market for the first quarter of 2011 was $0.3 trillion and will be approximately $0.7 trillion for the remainder of 2011. The decrease in the MBA's projections for 2011 is due to, among other things, current real estate prices, a decrease in refinancings, rising interest rates and tightened loan requirements such as higher credit scores and down payment requirements and additional fees. The MBA estimates that loan origination volumes in the second quarter of 2011 were approximately 21% lower than the second quarter of 2010. The revenues for our loan facilitation businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

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

In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop application, which is primarily used in connection with default management. However, various factors, such as governmental programs, increased regulatory scrutiny and monitoring, judicial actions and voluntary delays by servicers, have significantly delayed the foreclosure process in recent quarters.

One factor reducing or delaying the number of foreclosure proceedings is the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. Through May 2011, the U.S. Treasury department estimates that banks had worked through most of the approximately 2.6 million loans currently eligible for HAMP, and offered 1.8 million trial modifications. Of those, approximately 1.6 million trial modifications were actually implemented and approximately 731,000 became permanent. Although we believe that HAMP, which expires on December 31, 2012, has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened), the pace of modifications has slowed from 2010 indicating a lessened impact going forward.

Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to current delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program and delaying the processing of foreclosures in order to confirm the compliance of their foreclosure procedures with applicable laws. In April 2011, a number of large banks and their service providers, including us, entered into consent orders with various federal banking agencies following reviews by the banking agencies of each bank's default and foreclosure processes and the related services provided by their third party providers such as us. The consent orders further slowed the pace of foreclosure starts and processing during the second quarter of 2011 as the banks and their service providers began to work through complying with the requirements of their respective consent orders and we believe this trend will continue for some time. We continue to believe the size of the default services market should be significant in future years due to the continuing growth in the inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. It is also difficult to predict whether any additional legislative or regulatory changes will be implemented as a result of the recent issues reported by banks and servicers in connection with foreclosure actions, or whether the government will take any other actions to address the current housing market and economic uncertainty. These types of government actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.

The ongoing economic uncertainty and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with the most recent focus being on those involved in the foreclosure process following foreclosure-related issues reported by banks and servicers. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. An example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Wall Street Reform Act”), which was signed into law in July 2010 and contains broad changes for many sectors of the financial services and lending industries. Among other things, the Wall Street Reform Act includes new requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be "customary and reasonable." As a result we have experienced compression in our margins on our appraisal services because our customer contracts are at fixed prices, but the amount our appraisal management company must pay to the independent appraisers it contracts with has increased. It is difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Wall Street Reform Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

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

Related Party Transactions

We have certain business arrangements with Ceridian Corporation, and we have historically conducted business with FIS and its subsidiaries and other related parties. See note 3 to our consolidated financial statements included in Part I for a detailed description of all related party transactions.

Results of Operations for the three months ended June 30, 2011 and 2010

The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Consolidated Condensed Results of Operations - Unaudited

Three months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$517.5	$593.7	100.0%	100.0%	$(76.2)	(12.8)%
Cost of revenues	370.4	386.5	71.6%	65.1%	(16.1)	(4.2)%
Gross profit	147.1	207.2	28.4%	34.9%	(60.1)	(29.0)%
Gross margin	28.4%	34.9%
Selling, general and administrative expenses	74.9	58.7	14.5%	9.9%	16.1	27.4%
Operating income	72.2	148.4	14.0%	25.0%	(76.2)	(51.3)%
Operating margin	14.0%	25.0%
Other income (expense)	(13.4)	(18.2)	(2.6)%	(3.1)%	4.8	(26.4)%
Earnings from continuing operations before income taxes	58.8	130.2	11.4%	21.9%	(71.4)	(54.8)%
Provision for income taxes	21.6	49.8	4.2%	8.4%	(28.2)	(56.6)%
Net earnings from continuing operations	37.2	80.4	7.2%	13.5%	(43.2)	(53.7)%
Discontinued operations, net of tax	(15.9)	—	(3.1)%	N/A	(15.9)	N/A
Net earnings	$21.3	$80.4	4.1%	13.5%	$(59.1)	(73.5)%
Net earnings per share - diluted	$0.25	$0.85
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $76.2 million, or 12.8%, during the second quarter of 2011 when compared to the second quarter of 2010. The decrease was driven by a slowdown in our Loan Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. The increase in our Technology, Data and Analytics segment during the quarter is primarily due to the growth in our other data and analytics operations supporting both origination and default related activities and the conversion of two large servicers onto our Desktop platform in late 2010. These increases were offset by a year-over-year decline in revenue in loan facilitation services due to a decline in the volume of originations as a result of the ongoing economic uncertainty and troubled housing market, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process resulting from increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 23.5% in the quarter ended June 30, 2011 compared to the prior year quarter, this result compared favorably to a quarter-over-quarter decline in Notices of Default, a key indicator of the default market published by RealtyTrac, of 36.6% during the same period.

Cost of Revenues

Cost of revenues decreased $16.1 million, or 4.2%, during the second quarter of 2011when compared to the second quarter of 2010. Cost of revenues as a percentage of processing and services revenues increased to 71.6% during the second quarter of 2011 from 65.1% in the second quarter 2010. The increase in cost of revenues as a percentage of revenues was primarily driven by certain negative changes in product mix, as described above, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which required appraisal management companies to pay "customary and reasonable" fees to appraisers, and an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses. Also contributing to the increase in cost of revenues as a percentage of revenues was a $9.9 million charge recognized during the three months ended June 30, 2011 related to $4.7 million in severance benefits resulting from our cost reduction program, $11.2 million in impairment charges relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down, offset by a $6.0 million reversal of a previously recognized contingent earn-out liability related to revised cash flow projections on an acquired business in our Loan Transaction Services segment.

Gross Profit

Gross profit decreased $60.1 million, or 29.0% during the second quarter 2011 when compared to the second quarter of 2010. Gross margin decreased to 28.4% during the second quarter of 2011 from 34.9% during the second quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.1 million, or 27.4% during the second quarter of 2011 when compared to the second quarter of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 14.5% in the second quarter of 2011 as compared to 9.9% in the second quarter of 2010 primarily due to an increase in corporate expenses resulting from a $9.4 million increase in professional and legal fees related to our compliance with the consent order and other litigation, and $3.2 million in severance benefits and other expenses associated with our cost reduction program.

Operating Income

Operating income decreased $76.2 million, or 51.3%, during the second quarter of 2011 when compared to the second quarter of 2010. Operating margin decreased to 14.0% during the second quarter of 2011 from 25.0% during the second quarter of 2010 as a result of the factors described above.

Other Income (Expense)

Other income and expense consists of interest income, interest expense and other items. Other income and expense totaled $13.4 million and $18.2 million during the second quarters of 2011 and 2010, respectively. The decrease during the second quarter of 2011 when compared to the second quarter of 2010 was primarily due to a reduction in interest expense resulting from lower interest rates and principal balances. Interest expense was $13.7 million and $18.7 million during the second quarter of 2011 and 2010, respectively.

Income Taxes

Income taxes on continuing operations were $21.6 million and $49.8 million during the second quarter of 2011 and 2010, respectively. The effective tax rate was 36.70% during the second quarter of 2011 and 38.25% during the second quarter of 2010.

Discontinued Operations, net

As of June 30, 2011, management committed to dispose of or sell the Fraud Services and Capital Markets business units historically included within our Technology, Data and Analytics segment. We performed an impairment test on all of the long-lived assets and goodwill of those businesses which resulted in a $26.7 million impairment charge, comprised of a goodwill impairment charge of $17.7 million and a long-lived asset impairment charge of $9.0 million. See note 7 to our consolidated financial statements included in Part I for a detailed description of our operations discontinued in the second quarter of 2011.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings were $21.3 million and $80.4 million during the second quarter of 2011 and 2010, respectively. Net earnings per diluted share totaled $0.25 and $0.85 during the second quarter of 2011 and 2010, respectively. The decrease during the second quarter of 2011 when compared to the second quarter of 2010 was a result of the factors described above, partially offset by a decrease in the weighted average shares outstanding - diluted from 94.9 million during the second quarter of 2010 to 85.8 million during the second quarter of 2011 as a result of the Company's share repurchases made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

Three months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues (2)	$195.3	$179.8	100.0%	100.0%	$15.5	8.6%
Cost of revenues (2)	125.7	96.0	64.4%	53.4%	29.7	31.0%
Gross profit (2)	69.6	83.8	35.6%	46.6%	(14.2)	(17.0)%
Gross margin	35.6%	46.6%
Selling, general and administrative expenses (2)	20.7	19.0	10.6%	10.6%	1.7	9.2%
Operating income (2)	$48.9	$64.8	25.0%	36.1%	$(16.0)	(24.6)%
Operating margin	25.0%	36.1%
____________

(1)    Columns may not total due to rounding.
(2)    Excludes the impact of discontinued operations.

Processing and Services Revenues

Processing and services revenues increased $15.5 million, or 8.6%, during the second quarter of 2011 when compared to the second quarter of 2010. The year-over-year increase is primarily due to growth in our other data and analytics operations supporting both origination and default related activities and the conversion of two large servicers onto our Desktop platform in late 2010.

Cost of Revenues

Cost of revenues increased $29.7 million, or 31.0%, during the second quarter of 2011 when compared to the second quarter of 2010. Cost of revenues as a percentage of processing and services revenues increased to 64.4% during the second quarter of 2011 from 53.4% in the second quarter of 2010. The increase in cost of revenues as a percentage of processing and services revenues was primarily driven by higher demand for lower margin services during the quarter, as well as by $8.7 million in charges recognized during the second quarter of 2011 related to severance benefits of $4.0 million resulting from our cost reduction program and a $4.7 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Profit

Gross profit decreased $14.2 million, or 17.0%, during the second quarter of 2011 when compared to the second quarter of 2010. Gross margin decreased to 35.6% during the second quarter of 2011 from 46.6% during the second quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million, or 9.2%, during the second quarter of 2011 when compared to the second quarter of 2010, due in part to $0.6 million in severance charges recorded in the second quarter of 2011 related to our cost reduction program. Selling, general and administrative expenses as a percentage of processing and services revenues remained constant during the second quarters of 2011 and 2010.

Operating Income

Operating income decreased $16.0 million, or 24.6%, during the second quarter of 2011 when compared to the second quarter of 2010. Operating margin decreased to 25.0% during the second quarter of 2011 from 36.1% during the second quarter of 2010 as a result of the factors described above.

Segment Results of Operations - Loan Transaction Services - Unaudited

Three months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010(1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$323.7	$415.5	100.0%	100.0%	$(91.8)	(22.1)%
Cost of revenues	246.2	292.1	76.1%	70.3%	(45.9)	(15.7)%
Gross profit	77.5	123.4	23.9%	29.7%	(45.9)	(37.2)%
Gross margin	23.9%	29.7%
Selling, general and administrative expenses	20.2	21.8	6.2%	5.2%	(1.6)	(7.3)%
Operating income	$57.3	$101.6	17.7%	24.5%	$(44.3)	(43.6)%
Operating margin	17.7%	24.5%
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $91.8 million, or 22.1%, during the second quarter of 2011 when compared to the second quarter of 2010. The year-over-year decrease is primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations primarily due to the ongoing economic uncertainty and troubled housing market, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process as a result of increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, as well as from judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 23.5% in the quarter ended June 30, 2011 compared to the prior year quarter, this result compared favorably to a quarter-over-quarter decline in Notices of Default, a key indicator of the default market published by RealtyTrac, of 36.6% during the same period.

Cost of Revenues

Cost of revenues decreased $45.9 million, or 15.7%, during the second quarter of 2011 when compared to the second quarter of 2010. Cost of revenues as a percentage of processing and services revenues increased from 70.3% during the second quarter of 2010 to 76.1% in the second quarter of 2011. The increase in cost of revenues as a percentage of processing and service revenues during the second quarter of 2011 was primarily driven by certain negative changes in product mix, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which required appraisal management companies to pay "customary and reasonable" fees to appraisers, and an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses. Also contributing to the increase in cost of revenues as a percentage of revenues was a $0.7 million severance charge resulting from our cost reduction program and a $0.5 million impairment of long-lived assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Profit

Gross profit decreased $45.9 million, or 37.2%, during the second quarter of 2011 when compared to the second quarter of 2010. Gross margin decreased to 23.9% during the second quarter of 2011 from 29.7% during the second quarter of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.6 million, or 7.3%, during the second quarter of 2011 when compared to the second quarter of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 6.2% during the second quarter of 2011 from 5.2% during the second quarter of 2010. The increase in selling, general and administrative expenses as a percentage of processing and services revenues was partially due to a $0.4 million severance charge resulting from our cost reduction program initiated during the second quarter of 2011.

Operating Income

Operating income decreased $44.3 million, or 43.6%, during the second quarter of 2011 when compared to the second quarter of 2010. Operating margin decreased to 17.7% during the second quarter of 2011 from 24.5% during the second quarter of 2010 as a result of the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $33.9 million for the second quarter of 2011 as compared to $18.0 million for the second quarter of 2010. The $15.9 million increase in net corporate expenses was mainly due to a $9.4 million increase in professional and legal fees relating to our compliance with the consent order and other litigation, and $2.2 million in severance benefits and other expenses associated with our cost reduction program. See note 9 to our consolidated financial statements included in Part I for a detailed description of our restructuring activities for the three months ended June 30, 2011.

Results of Operations for the six months ended June 30, 2011 and 2010

The following tables reflect certain amounts included in operating income in our consolidated condensed statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Consolidated Condensed Results of Operations - Unaudited

Six months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$1,072.3	$1,179.5	100.0%	100.0%	$(107.2)	(9.1)%
Cost of revenues	738.9	777.5	68.9%	65.9%	(38.6)	(5.0)%
Gross profit	333.4	402.0	31.1%	34.1%	(68.6)	(17.1)%
Gross margin	31.1%	34.1%
Selling, general and administrative expenses	156.1	118.5	14.6%	10.0%	37.6	31.7%
Operating income	177.2	283.5	16.5%	24.0%	(106.3)	(37.5)%
Operating margin	16.5%	24.0%
Other income (expense)	(27.1)	(36.5)	(2.5)%	(3.1)%	9.4	(25.8)%
Earnings from continuing operations before income taxes	150.1	247.0	14.0%	20.9%	(96.9)	(39.2)%
Provision for income taxes	56.3	94.5	5.3%	8.0%	(38.2)	(40.4)%
Net earnings from operations	93.8	152.5	8.7%	12.9%	(58.7)	(38.5)%
Discontinued operations, net of tax	(16.5)	0.4	(1.5)%	N/A	(16.9)	N/A
Net earnings	$77.3	$152.9	7.2%	12.9%	$(75.6)	(49.4)%
Net earnings per share - diluted	$0.89	$1.60
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $107.2 million, or 9.1%, during the first six months of 2011 when compared to the first six months of 2010. The decrease was driven by a slowdown in our Loan Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. The increase in our Technology, Data and Analytics segment during the period is primarily due to the growth in our data and analytics operations supporting both origination and default related activities, the conversion of two large servicers onto our Desktop platform in late 2010 and an increase in revenues in our mortgage processing division due to higher loan activity fees and professional services. These increases were offset by a year-over-year decline in revenue in loan facilitation services due to a decline in the volume of originations as a result of the ongoing economic uncertainty and troubled housing market, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers in the second quarter, judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 20.6% in the six month period ended June 30, 2011 compared to the prior year period, this result compared favorably to a year-over-year decline in Notices of Default, a key indicator of the default market published by RealtyTrac, of 35.9% during the same period.

Cost of Revenues

Cost of revenues decreased $38.6 million, or 5.0%, during the first six months of 2011 when compared to the first six months of 2010. Cost of revenues as a percentage of processing and services revenues increased to 68.9% during the first six months of 2011 from 65.9% in the first six months of 2010. The increase in cost of revenues as a percentage of revenues was primarily driven by certain negative changes in product mix, as described above, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which required appraisal management companies to pay "customary and reasonable" fees to appraisers, and an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses. Also contributing to the cost of revenues as a percentage of revenues was a $12.7 million charge recognized during the six months ended June 30, 2011 related to $7.5 million in severance costs from our cost reduction program, an $11.2 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down, offset by a $6.0 million reversal of a previously recognized contingent earn-out liability related to revised cash flow projections on an acquired business in our Loan Transaction Services segment.

Gross Profit

Gross profit decreased $68.6 million, or 17.1%, during the first six months of 2011 when compared to the first six months of 2010. Gross margin decreased to 31.1% during the first six months of 2011 from 34.1% during the first six months of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $37.6 million, or 31.7%, during the first six months of 2011 when compared to the first six months of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 14.6% during the first six months of 2011 as compared to 10.0% during the first six months of 2010 primarily due to an increase in corporate expenses resulting from a $19.8 million charge recognized during the first six months of 2011 primarily related to severance benefits, stock compensation acceleration charges and other expenses resulting from our cost reduction program, as well as an $11.5 million increase in legal and professional fees related to our compliance with the consent order and other litigation.

Operating Income

Operating income decreased $106.3 million, or 37.5%, during the first six months of 2011 when compared to the first six months of 2010. Operating margin decreased to 16.5% during the first six months of 2011 from 24.0% during the first six months of 2010 as a result of the factors described above.

Other Income (Expense)

Other income and expense consists of interest income, interest expense and other items. Other income and expense totaled $27.1 million and $36.5 million during the first six months of 2011 and 2010, respectively. The decrease during the first six months of 2011 when compared to the first six months of 2010 was primarily due to a reduction in interest expense resulting from lower interest rates and principal balances. Interest expense was $27.8 million and $37.5 million during the first six months of 2011 and 2010, respectively.

Income Taxes

Income taxes were $56.3 million and $94.5 million during the first six months of 2011 and 2010, respectively. The effective tax rate was 37.50% during the first six months of 2011 and 38.25% during the first six months of 2010.

Discontinued Operations, net

As of June 30, 2011, management committed to dispose of or sell the Fraud Services and Capital Markets business units historically included in our Technology, Data and Analytics segment. We performed an impairment test on all of the long-lived assets and goodwill of those businesses which resulted in a $26.7 million impairment charge, comprised of a goodwill impairment of $17.7 million and a long-lived asset impairment of $9.0 million. See note 7 to our consolidated financial statements included in Part I for a detailed description of our discontinued operations in the second quarter of 2011.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings were $77.3 million and $152.9 million during the first six months of 2011 and 2010, respectively. Net earnings per diluted share totaled $0.89 and $1.60 during the first six months of 2011 and 2010, respectively. The decrease during the first six months of 2011 when compared to the first six months of 2010 was a result of the factors described above, partially offset by a decrease in the weighted average shares outstanding - diluted from 95.7 million during the first six months of 2010 to 87.0 million during the first six months of 2011 as a result of the Company's share repurchases made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

Six months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010 (1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues (2)	$393.2	$352.7	100.0%	100.0%	$40.5	11.5%
Cost of revenues (2)	245.3	196.7	62.4%	55.8%	48.6	24.7%
Gross profit (2)	147.9	156.0	37.6%	44.2%	(8.1)	(5.2)%
Gross margin	37.6%	44.2%
Selling, general and administrative expenses (2)	42.3	37.8	10.8%	10.8%	4.5	11.9%
Operating income (2)	$105.6	$118.2	26.9%	33.5%	$(12.6)	(10.7)%
Operating margin	26.9%	33.5%
____________

(1)    Columns may not total due to rounding.
(2)    Excludes the impact of discontinued operations

Processing and Services Revenues

Processing and services revenues increased $40.5 million, or 11.5%, during the first six months of 2011 when compared to the first six months of 2010. The year-over-year increase is primarily due to growth in our data and analytics operations supporting both origination and default related activities, the conversion of two large servicers onto our Desktop platform in late 2010, an increase in revenues in our mortgage processing division due to higher loan activity fees and professional services, and incremental revenues in our government solutions operations due to the acquisition of True Automation, Inc. in the fourth quarter of 2010.

Cost of Revenues

Cost of revenues increased $48.6 million, or 24.7% , during the first six months of 2011 when compared to the first six months of 2010. Cost of revenues as a percentage of processing and services revenues increased to 62.4% during the first six months of 2011 from 55.8% in the first six months of 2010. The increase in cost of revenues as a percentage of processing and services revenues was primarily driven by higher demand for lower margin services during the year as well as from a $10.7 million charge recognized during the first six months of 2011 related to severance benefits of $6.1 million resulting from our cost reduction program and a $4.7 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Profit

Gross profit decreased $8.1 million, or 5.2%, during the first six months of 2011 when compared to the first six months of 2010. Gross margin decreased to 37.6% during the first six months of 2011 from 44.2% during the first six months of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million, or 11.9%, during the first six months of 2011 when compared to the first six months of 2010 primarily due to a $0.8 million severance charge from our cost reduction program. Selling, general and administrative expenses as a percentage of processing and services revenues remained constant at 10.8% during the first six months of 2011 and 2010.

Operating Income

Operating income decreased $12.6 million, or 10.7%, during the first six months of 2011 when compared to the first six months of 2010. Operating margin decreased to 26.9% during the first six months of 2011 from 33.5% during the first six months of 2010 as a result of the factors described above.

Segment Results of Operations - Loan Transaction Services - Unaudited

Six months ended June 30,			As a % of Revenue (1)		Variance 2011 vs. 2010(1)
(in millions)	2011 (1)	2010 (1)	2011	2010	$	%
Processing and services revenues	$682.1	$830.8	100.0%	100.0%	$(148.7)	(17.9)%
Cost of revenues	496.6	584.7	72.8%	70.4%	(88.1)	(15.1)%
Gross profit	185.6	246.1	27.2%	29.6%	(60.5)	(24.6)%
Gross margin	27.2%	29.6%
Selling, general and administrative expenses	42.7	45.7	6.3%	5.5%	(3.0)	(6.5)%
Operating income	$142.8	$200.4	20.9%	24.1%	$(57.6)	(28.7)%
Operating margin	20.9%	24.1%
____________

(1)    Columns may not total due to rounding.

Processing and Services Revenues

Processing and services revenues decreased $148.7 million, or 17.9%, during the first six months of 2011 when compared to the first six months of 2010. The year-over-year decrease is primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations as a result of the ongoing economic uncertainty and the troubled housing market, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process as a result of increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 20.6% in the six month period ended June 30, 2011 compared to the prior year period, this result compared favorably to a year-over-year decline in Notices of Default, a key indicator of the default market published by RealtyTrac, of 35.9% during the same period.

Cost of Revenues

Cost of revenues decreased $88.1 million, or 15.1%, during the first six months of 2011 when compared to the first six months of 2010. Cost of revenues as a percentage of processing and services revenues increased from 70.4% during the first six months of 2010 to 72.8% in the first six months of 2011. The increase in cost of revenues as a percentage of revenues was primarily driven by certain negative changes in product mix, as described above, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which requires appraisal management companies to pay "customary and reasonable" fees to appraisers, and an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses. Additionally, during the six months ended June 30, 2011, we recognized a $1.4 million charge related to severance benefits from our cost reduction program and a $0.5 million impairment of net assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Profit

Gross profit decreased $60.5 million, or 24.6%, during the first six months of 2011 when compared to the first six months of 2010. Gross margin decreased to 27.2% during the first six months of 2011 from 29.6% during the first six months of 2010 as a result of the factors described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.0 million, or 6.5%, during the first six months of 2011 when compared to the first six months of 2010. Selling, general and administrative expenses as a percentage of processing and services revenues increased to 6.3% during the first six months of 2011 from 5.5% during the first six months of 2010. The increase in selling, general and administrative expenses as a percentage of processing and services revenues was primarily driven by a $2.7 million charge recognized during the first six months of 2011 related to severance benefits resulting from our cost reduction program.

Operating Income

Operating income decreased $57.6 million, or 28.7%, during the first six months of 2011 when compared to the first six months of 2010. Operating margin decreased to 20.9% during the first six months of 2011 from 24.1% during the first six months of 2010 as a result of the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment were $71.2 million for the first six months of 2011 as compared to $35.0 million for the first six months of 2010. The increase in net corporate expenses is mainly due to a $11.5 million increase in professional and legal fees related to our compliance with the consent order and other litigation as well as a $16.4 million charge recognized during the first six months of 2011 primarily related to severance benefits and stock compensation acceleration charges resulting from our cost reduction program. See note 9 to our consolidated financial statements included in Part I for a detailed description of our restructuring activities for the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends, share repurchases and business acquisitions. Our principal sources of funds are cash generated by operations and liquidity available under our revolving credit facility.

At June 30, 2011, we had cash and cash equivalents of $22.0 million and availability under our revolving credit facility of $78.5 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, fund capital expenditures, and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.

We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable September 15, 2011 to shareholders of record as of the close of business on September 1, 2011. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and making select acquisitions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available there-under. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the six months ended June 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of June 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $226.9 million and $206.7 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash provided by operating activities during the first six months of 2011 when compared to the first six months of 2010 was primarily related to working capital improvements from higher accounts receivable collections.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $82.8 million and $57.2 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities during the first six months of 2011 when compared to the first six months of 2010 was primarily related to the acquisition of PCLender.com, Inc. in March 2011 for $9.8 million net of cash acquired, a $9.4 million increase in investments and a $10.4 million increase in investments in title plants and property records data, partially offset by lower capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $53.3 million and $57.2 million on capital expenditures during the six months ended June 30, 2011 and 2010, respectively.

Financing Activities

Cash used in financing activities was approximately $174.4 million and $111.4 million during the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in financing activities during the first six months of 2011 when compared to the first six months of 2010 was primarily related to an increase in the level of treasury stock repurchases from $97.7 million in the first six months of 2010 to $136.9 million in the first six months of 2011, and from an increase in the level of debt service payments during the current year as the first three quarterly installments for 2010 under our Credit Agreement had been prepaid during 2009. These increases in cash used in financing activities were partially offset by borrowings under our revolving credit facility of $60.0 million.

Financing

On July 2, 2008, we entered into a Credit Agreement (the “Credit Agreement”) among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the Credit Agreement. The Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) under which $60.0 million in borrowings were outstanding at June 30, 2011; (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million under which $315.0 million was outstanding at June 30, 2011; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million under which $494.7 million was outstanding at June 30, 2011. Proceeds from disbursements under the 5-year revolving credit facility are to be used for general corporate purposes.

The loans under the Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility is a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans. At June 30, 2011, the rate on the Term A Loan was 2.19% and the rate on the Term B Loan was 2.69%.

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

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at June 30, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantors party thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements.

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

Refinancing of Credit Facilities

On July 25, 2011, we announced plans to refinance our existing credit facilities. The proposed financing is expected to consist of a $400 million revolving credit facility, a $350 million 5-year Term Loan A and a $550 million 7-year Term Loan B.  Proceeds will be used to refinance existing indebtedness, pay related fees and expenses and provide for other general corporate purposes.  The new credit facilities are expected to enhance liquidity, extend maturities, and provide more flexibility under the covenants. The closing of the refinancing is expected to occur in August 2011, subject to market and other customary conditions.

Interest Rate Swaps

See note 10 to the notes to consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

Other than described in note 10 to the notes to consolidated financial statements, there have been no significant changes to our scheduled principal maturities since our Annual Report on Form 10-K was filed on March 1, 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $193.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are routinely subject to a variety of risks, including those described in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K that was filed on March 1, 2011 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market demand accounts, money market funds and demand deposit accounts.

We are a highly leveraged company, with approximately $1,231.8 million in long-term debt outstanding as of June 30, 2011. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2011, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $6.4 million.

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

•	In defending these matters, we expect to incur additional legal costs for the remaining quarters of the current year at least equal to those recorded in the second quarter.

Default Services Class Actions

We have been named in ten putative class actions filed in Alabama, Florida and Mississippi that generally allege that the defendants engaged in the unauthorized practice of law and unlawful fee splitting with attorneys representing creditors in bankruptcy proceedings.  Each of these individual complaints was filed by the same plaintiff's attorney. Each of these cases is in the preliminary stages and none of these cases has been certified as a class action. Four lawsuits containing similar allegations previously filed against us were dismissed either with prejudice or on summary judgment.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An Amended Complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. LPS filed a motion to dismiss the complaint on August 1, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. The parties have agreed to a voluntary stay in this matter.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154,519,000. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. A motion to dismiss the complaint was filed on July 22, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available there-under. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the six months ended June 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of June 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

The following table summarizes our repurchase activity for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Plans (1)
April 1 to April 30, 2011 (2)	—	$—	—	$87.6
May 1 to May 31, 2011 (2)	1,244,526	$25.97	1,244,526	$55.3
June 1 to June 30, 2011 (3)	800,000	$25.85	800,000	$95.1
Total	2,044,526		2,044,526
_____________

(1) As of the last day of the respective month.
(2) Reflects amount remaining available under the $250.0 million authorization approved by our Board of Directors on October 28, 2010.
(3) Reflects amount remaining available under the $100.0 million authorization approved by our Board of Directors on June 20, 2011.

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

Date: August 4, 2011	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description

31.1
Certification of Lee A. Kennedy, Executive Chairman, President and Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Lee A. Kennedy, Executive Chairman, President and Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.