Form 10-Q
period 2011-09-30
Lender Processing Services, Inc.
filed 2011-11-04
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 001-34005

Lender Processing Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1547801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Riverside Avenue	32204
Jacksonville, Florida	(Zip Code)
(Address of principal executive offices)
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
Yes ☐ No ☑
As of October 31, 2011, 84,380,575 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2011

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,960	$52,287
Trade receivables, net of allowance for doubtful accounts of $33.7 million and $33.5 million, respectively	353,972	419,647
Other receivables	2,203	4,910
Prepaid expenses and other current assets	36,722	38,328
Deferred income taxes, net	45,926	44,102
Total current assets	522,783	559,274
Property and equipment, net of accumulated depreciation of $183.0 million and $171.3 million, respectively	122,619	123,897
Computer software, net of accumulated amortization of $172.2 million and $156.2 million, respectively	231,022	217,573
Other intangible assets, net of accumulated amortization of $339.7 million and $327.4 million, respectively	45,447	58,269
Goodwill	1,150,631	1,159,539
Other non-current assets	176,797	133,291
Total assets	$2,249,299	$2,251,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$29,308	$145,154
Trade accounts payable	39,307	51,610
Accrued salaries and benefits	54,167	55,230
Recording and transfer tax liabilities	12,520	10,879
Other accrued liabilities	149,142	145,203
Deferred revenues	57,326	57,651
Total current liabilities	341,770	465,727
Deferred revenues	34,132	36,893
Deferred income taxes, net	111,681	96,732
Long-term debt, net of current portion	1,232,178	1,104,247
Other non-current liabilities	24,636	22,030
Total liabilities	1,744,397	1,725,629

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2011 and December 31, 2010	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at September 30, 2011 and December 31, 2010	10	10
Additional paid-in capital	238,691	216,896
Retained earnings	687,906	596,168
Accumulated other comprehensive loss	(1,366)	(283)
Treasury stock at cost; 13.1 million and 8.6 million shares at September 30, 2011 and December 31, 2010, respectively	(420,339)	(286,577)
Total stockholders' equity	504,902	526,214
Total liabilities and stockholders' equity	$2,249,299	$2,251,843
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Revenues	$532,114	$617,002	$1,595,652	$1,789,029
Cost of revenues	370,288	408,955	1,098,364	1,177,953
Gross profit	161,826	208,047	497,288	611,076
Selling, general, and administrative expenses (note 3)	72,008	62,914	225,852	179,671
Operating income	89,818	145,133	271,436	431,405
Other income (expense):
Interest income	355	143	1,072	1,066
Interest expense	(22,959)	(17,186)	(50,888)	(54,793)
Other income (expense), net	(128)	101	(173)	275
Total other income (expense)	(22,732)	(16,942)	(49,989)	(53,452)
Earnings from continuing operations before income taxes	67,086	128,191	221,447	377,953
Provision for income taxes	25,157	49,032	83,043	144,564
Net earnings from continuing operations	41,929	79,159	138,404	233,389
Discontinued operations, net of tax	(1,479)	(468)	(20,660)	(1,769)
Net earnings	$40,450	$78,691	$117,744	$231,620

Net earnings per share - basic from continuing operations	$0.50	$0.86	$1.61	$2.48
Net loss per share - basic from discontinued operations	(0.02)	(0.01)	(0.24)	(0.02)
Net earnings per share - basic	$0.48	$0.85	$1.37	$2.46
Weighted average shares outstanding - basic	84,370	92,422	85,946	94,109

Net earnings per share - diluted from continuing operations	$0.50	$0.86	$1.61	$2.48
Net loss per share - diluted from discontinued operations	(0.02)	(0.01)	(0.24)	(0.03)
Net earnings per share - diluted	$0.48	$0.85	$1.37	$2.45
Weighted average shares outstanding - diluted	84,415	92,682	86,108	94,658

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings	$40,450	$78,691	$117,744	$231,620
Other comprehensive earnings (loss):
Unrealized gain on investments, net of tax	744	502	1,004	99
Unrealized (loss) gain on interest rate swaps, net of tax (1)	(1,377)	623	(2,087)	5,728
Other comprehensive earnings (loss)	(633)	1,125	(1,083)	5,827
Comprehensive earnings	$39,817	$79,816	$116,661	$237,447
____________

(1)
Net of income tax (benefit) expense of $(0.9) million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $(1.3) million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2011
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2010	97,427	$10	$216,896	$596,168	$(283)	(8,581)	$(286,577)	$526,214
Net earnings	—	—	—	117,744	—	—	—	117,744
Cash dividends paid (1)	—	—	—	(26,006)	—	—	—	(26,006)
Exercise of stock options and restricted stock vesting	—	—	(5,796)	—	—	79	3,116	(2,680)
Income tax shortfall from equity compensation	—	—	(588)	—	—	—	—	(588)
Stock-based compensation	—	—	28,179	—	—	—	—	28,179
Treasury stock repurchases	—	—	—	—	—	(4,564)	(136,878)	(136,878)
Unrealized gain on investments, net	—	—	—	—	1,004	—	—	1,004
Unrealized loss on interest rate swaps, net	—	—	—	—	(2,087)	—	—	(2,087)
Balances, September 30, 2011	97,427	$10	$238,691	$687,906	$(1,366)	(13,066)	$(420,339)	$504,902
____________

(1)	Dividends of $0.10 per common share were paid on March 17, 2011, June 16, 2011 and September 15, 2011.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$117,744	$231,620
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,753	71,814
Amortization of debt issuance costs	8,901	3,506
Asset impairment charges	31,855	—
Loss on sale of discontinued operation, net	1,486	—
Deferred income taxes, net	11,985	16,604
Stock-based compensation cost	28,179	22,052
Income tax effect of equity compensation	588	205
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	64,291	(17,224)
Other receivables	2,708	1,023
Prepaid expenses and other assets	(6,258)	(17,272)
Deferred revenues	(3,382)	(15,471)
Accounts payable, accrued liabilities and other liabilities	(2,249)	(5,140)
Net cash provided by operating activities	329,601	291,717

Cash flows from investing activities:
Additions to property and equipment	(25,970)	(32,601)
Additions to capitalized software	(55,501)	(51,505)
Purchases of investments, net of proceeds from sales	(14,918)	(10,856)
Acquisition of title plants and property records data	(15,686)	(1,840)
Acquisitions, net of cash acquired	(9,802)	(271)
Net cash used in investing activities	(121,877)	(97,073)

Cash flows from financing activities:
Borrowings	960,000	—
Debt service payments	(942,915)	(3,825)
Exercise of stock options and restricted stock vesting	(2,680)	10,505
Income tax effect of equity compensation	(588)	(205)
Dividends paid	(26,006)	(28,160)
Debt issuance costs paid	(22,059)	—
Treasury stock repurchases	(136,878)	(167,991)
Bond repurchases	(4,925)	—
Payment of contingent consideration related to acquisitions	—	(2,978)
Net cash used in financing activities	(176,051)	(192,654)

Net increase in cash and cash equivalents	31,673	1,990
Cash and cash equivalents, beginning of period	52,287	70,528
Cash and cash equivalents, end of period	$83,960	$72,518

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,672	$60,631
Cash paid for taxes	$49,181	$116,955

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company's Annual Report on Form 10-K that was filed on March 1, 2011 and our other filings with the Securities and Exchange Commission.

Reporting Segments

We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services.

Reclassifications

Due to the discontinued operations discussed in note 7 below, certain amounts in prior periods have been reclassified to conform with the current period presentation.

(2)    Fair Value

Fair Value of Financial Assets and Liabilities

The fair values of financial assets and liabilities are determined using the following fair value hierarchy:

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

As of September 30, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$48.7	$7.0	$41.7	$—	$48.7
Interest rate swaps (note 10)	Liability	$4.3	$—	$4.3	$—	$4.3

As of December 31, 2010 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$32.5	$6.8	$25.7	$—	$32.5
Interest rate swaps (note 10)	Liability	$0.9	$—	$0.9	$—	$0.9

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

(3)    Related Party Transactions

Lee A. Kennedy has served as a director since our spin-off from FIS, our Executive Chairman since September 15, 2009, and our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Mr. Kennedy served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and he also served as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements in effect as of September 30, 2011 is as follows:

•
Administrative Services.  Ceridian provides certain administrative services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services, flexible spending account services and tax processing services. Each of the administrative services agreements has an initial term of one year and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. Each agreement may be terminated upon 30 days written notice in the event of a breach.

•
COBRA Health Benefit Services.  Ceridian also provides us with Consolidated Omnibus Budget Reconciliation Act (“COBRA”) health benefit services. The COBRA agreement had an initial term of one year and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. This agreement may be terminated upon 30 days written notice in the event of a breach.

In addition, Mr. Kennedy served as an executive and a director of FIS through February 28, 2010. Therefore, FIS was a related party of the Company for periods prior to that date. From the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS.

A detail of related party items included in expenses for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Corporate services- Ceridian	$—	$—	$0.2	$0.1
Cost sharing agreements- FIS	—	—	—	(0.1)
Total expenses	$—	$—	$0.2	$—
___________

We believe the amounts charged by Ceridian and FIS under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three and nine months ending September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Earnings from continuing operations, net of tax	$41,929	$79,159	$138,404	$233,389
Discontinued operations, net of tax	(1,479)	(468)	(20,660)	(1,769)
Net earnings	$40,450	$78,691	$117,744	$231,620

Net earnings per share - basic from continuing operations	$0.50	$0.86	$1.61	$2.48
Net loss per share - basic from discontinued operations	(0.02)	(0.01)	(0.24)	(0.02)
Net earnings per share - basic	$0.48	$0.85	$1.37	$2.46
Weighted average shares outstanding - basic	84,370	92,422	85,946	94,109

Net earnings per share - diluted from continuing operations	$0.50	$0.86	$1.61	$2.48
Net loss per share - diluted from discontinued operations	(0.02)	(0.01)	(0.24)	(0.03)
Net earnings per share - diluted	$0.48	$0.85	$1.37	$2.45
Weighted average shares outstanding - diluted	84,415	92,682	86,108	94,658

Options to purchase approximately 8.3 million and 6.7 million shares of our common stock for the three months ended September 30, 2011 and 2010, respectively, and 7.8 million and 4.0 million shares of our common stock for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of September 30, 2011, 1.2 million shares of restricted stock are not included in the computation of diluted earnings per share due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the nine months ended September 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of September 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(5)    Acquisitions

The results of operations of entities acquired during the nine months ended September 30, 2011 and 2010 are included in the condensed consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2010 through September 30, 2011 was not significant individually or in the aggregate to our historical financial results.

PCLender

On March 14, 2011, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired PCLender.com, Inc. ("PCLender") for $9.8 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.0 million. The acquisition resulted in the recognition of $8.2 million of goodwill and $6.1 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined utilizing the income approach using a combination of Level 2 and Level 3-type inputs. PCLender is now a part of the Technology, Data and Analytics segment and further expands our loan origination offerings and market by complementing our Empower origination technology.

True Automation, Inc.

On November 12, 2010, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired True Automation, Inc. for $18.7 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $2.0 million. The acquisition resulted in the recognition of $14.6 million of goodwill and $10.0 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined using the income approach utilizing Level 3-type inputs. True Automation, Inc. is now a part of the Technology, Data and Analytics segment and expands our government solutions offerings.

NRC Rising Tide National Auction & REO Solutions, LLC

On October 30, 2009, our subsidiary, LPS Auction Solutions, LLC, acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”). As a result of the transaction, we recognized a contingent earn-out liability totaling $6.0 million. As of June 30, 2011, and based on the process of analyzing certain underperforming businesses for impairment, we recorded a decrease to the contingent earn-out liability of $6.0 million, with a corresponding decrease to cost of revenues, related to the revised cash flow projections of the business.

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York Inc., is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The amortized cost and fair value of our available for sale securities at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2011	$46,652	$2,335	$(245)	$48,742
As of December 31, 2010	$32,065	$815	$(352)	$32,528

There have been no significant changes to the stated maturities on our investment portfolio since our 2010 annual report on Form 10-K was filed on March 1, 2011.

(7) Discontinued Operations and Impairments of Long-Lived Assets

On August 31, 2011, the Company completed the sale of certain operations previously included in our Real Estate group. As part of the sale, we recorded a pre-tax loss of $2.4 million. The results of discontinued operations of the Real Estate group, as well as other businesses exited or shut down in prior periods were previously included within other technology, data and analytics services of the Technology, Data and Analytics segment. As we no longer influence the operations of the businesses, and continuing cash flows are not expected to be significant, the results of these businesses are classified as discontinued operations. The fair value of each of the business units was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units. The results of operations of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of earnings. Prior period amounts of these operations have been reclassified to reflect them as discontinued for all periods presented.

The table below illustrates the impairments and loss from operations related to discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$5,702	$9,038	$17,458	$28,486
Pretax loss from operations	(2,366)	(757)	(4,742)	(2,862)
Impairment charges:
Goodwill	—	—	(17,684)	—
Other tangible and intangible assets (1)	—	—	(12,239)	—
Pretax loss from discontinued operations	(2,366)	(757)	(34,665)	(2,862)
Income tax benefit on discontinued operations	887	289	14,005	1,093
Discontinued operations, net of tax	$(1,479)	$(468)	$(20,660)	$(1,769)
___________

(1) Impairment charges consist of a $2.7 million charge to customer relationships, a $6.0 million charge to software and a $3.6 million charge to property, plant and equipment for the nine month period ended September 30, 2011.

Impairment Charges on Assets Held for Use

Certain other underperforming operations and asset groups that management has decided to dispose of or wind down do not meet the criteria to be considered discontinued operations and qualify as assets held for use. As of June 30, 2011, these operations and asset groups were analyzed for impairment based on changes in circumstances that indicated that the carrying amount of those assets may not be recoverable based on revised estimates of future cash flows. For the nine months ended September 30, 2011, the impact of these items resulted in an additional impairment charge to long-lived assets of $7.9 million, consisting of a $1.4 million charge within other technology, data and analytics services of the Technology, Data and Analytics segment and a $6.5 million charge in loan facilitation services of the Loan Transaction Services segment. The impairment charges on assets held for use are presented in cost of revenues in the condensed consolidated statements of earnings.

(8) Goodwill

Changes to goodwill during the nine months ended September 30, 2011 are summarized as follows (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Total
Balance, December 31, 2010	$774,061	$385,478	$1,159,539
Goodwill impairments related to discontinued operations	(17,684)	—	(17,684)
Goodwill related to PCLender acquisition in 2011	8,181	—	8,181
Adjustment to goodwill related to True Automation, Inc. acquisition	595	—	595
Balance, September 30, 2011	$765,153	$385,478	$1,150,631

As of June 30, 2011, management committed to dispose of or sell the Fraud Services and Capital Markets business units within other technology, data and analytics services of the Technology, Data and Analytics segment. Goodwill and other assets of a business that are to be disposed of may be required to be tested for impairment when events suggest that there is a current expectation that a long-lived asset group will be sold or otherwise disposed of before the end of its useful life. As the businesses to be disposed of were not integrated into the Technology, Data and Analytics segment following the original acquisition, the current carrying amount of that goodwill has been included in the carrying amount of the business to be sold and tested for impairment. We performed a two step test to evaluate the goodwill of the to-be-disposed-of businesses. In step one, the fair value of the business less costs to sell is compared to its carrying value. The Company used the income approach to estimate fair value, which is based on management assumptions of the present value of future cash flows. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of an impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

As a result of the Company's goodwill impairment tests performed over the to-be-disposed of businesses, for the nine month period ended September 30, 2011, a $17.7 million goodwill impairment charge was recorded that is classified in the accompanying condensed consolidated statements of earnings within discontinued operations, net of tax.

(9)    Restructuring

During the first and second quarters of 2011, management committed to two separate restructuring plans in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the nine month period ended September 30, 2011, the total restructuring costs related to these efforts amounted to $21.4 million of employee termination costs, of which approximately $3.9 million relates to the acceleration of stock compensation expense, included as part of the change in additional-paid-in capital in the accompanying condensed consolidated statement of equity.

For the nine months ended September 30, 2011, the cumulative charges are recorded in the accompanying condensed consolidated statement of earnings as selling, general and administrative expenses of $13.9 million and cost of revenues of $7.5 million. Of the $21.4 million of employee termination costs recorded for the nine months ended September 30, 2011, $6.9 million, $4.1 million and $10.4 million applies to the Technology, Data and Analytics, Loan Transaction Services and Corporate segments, respectively. The estimated completion date of these activities and final cash payout is December 31, 2011.

The following table sets forth the Company's first quarter restructuring plan, exclusive of stock-based compensation charges, as of and for the nine months ended September 30, 2011 (in millions):

1st Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities September 30, 2011
Ongoing termination arrangement	$1.4	$(1.4)	$—
Contract termination costs - severance	10.1	(10.1)	—
Total	$11.5	$(11.5)	$—

The following table sets forth the Company's second quarter restructuring plan, exclusive of stock-based compensation charges, as of and for the nine months ended September 30, 2011 (in millions):

2nd Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities September 30, 2011
Ongoing termination arrangement	$2.0	$(0.6)	$1.4
Contract termination costs - severance	4.0	(0.8)	3.2
Total	$6.0	$(1.4)	$4.6

(10)    Long-Term Debt

Long-term debt as of September 30, 2011 and December 31, 2010 consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Term A Loan, secured, interest payable at LIBOR plus 2.25% (2.49% at September 30, 2011) quarterly principal amortization, maturing August 2016	$535,000	$—
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, (5.50% at September 30, 2011) quarterly principal amortization, maturing August 2018	249,375	—
Term A Loan, secured, interest payable at LIBOR plus 2.00%, quarterly principal amortization, maturing July 2013	—	385,000
Term B Loan, secured, interest payable at LIBOR plus 2.50%, quarterly principal amortization, maturing July 2014	—	497,250
Revolving Loan, secured, interest payable at LIBOR plus 2.25% (Eurocurrency Borrowings) (2.49% at September 30, 2011), Fed-funds plus 2.25% (Swingline borrowings) (2.31% at September 30, 2011), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.25% (Base Rate Borrowings) (1.81%, 4.50% or 2.49% respectively at September 30, 2011), maturing August 2016. Total of $283.2 million unused (net of outstanding letters of credit and revolver) as of September 30, 2011.	115,000	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	367,000
Other promissory notes with various interest rates and maturities	111	151
Total debt	1,261,486	1,249,401
Less current portion	(29,308)	(145,154)
Long-term debt, excluding current portion	$1,232,178	$1,104,247

Refinancing of Credit Facilities

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement.

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an aggregate principal amount of $250 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility is 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time will be a percentage to be determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of Term A Loans in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. The Term B Loans are subject to quarterly installment payments of $0.6 million beginning on September 30, 2011 until March 31, 2018. All remaining outstanding principal amounts of Term Loan A and B loans shall be repaid at the respective maturity dates.

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

The Company is allowed to raise additional term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $250.0 million (the “Incremental Facilities”). The Incremental Facilities are subject to restrictions on pricing and tenor of any new term loan, pro-forma compliance with financial covenants, pro-forma leverage ratio not to exceed 2.00:1.00, and other usual and customary conditions.
The obligations under the 2011 Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all of our respective assets as collateral security for the obligations under the Credit Agreement and our respective guarantees.
 The 2011 Credit Agreement contains customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and sale and leaseback transactions, limits on the payment of dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the administrative agent can accelerate the maturity of the loan. Events of default include events customary for such an agreement, including failure to pay principal and interest in a timely manner, breach of covenants and a change of control of the Company. These events of default include a cross-default provision that permits the lenders to declare the 2011 Credit Agreement in default if (i) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $70 million or (ii) the Company fails to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity.

We accrued for or paid fees and other costs of $22.3 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with FASB ASC 470 — Debt , we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees associated with the old debt. As a result of that analysis, we recorded a writeoff of unamortized debt issuance costs associated with the old debt of $5.7 million, and capitalized the remaining existing unamortized fees related to the old debt of $2.5 million, which will be amortized as an increase to interest expense over the term of the new debt using the effective interest method. Of the $22.3 million of fees associated with the refinancing, $20.0 million is capitalized and will be amortized as an increase to interest expense over the term of the new debt using the effective interest method and the remaining $2.3 million was expensed.

Old Credit Facilities

On July 2, 2008, we entered into a Credit Agreement (the "2008 Credit Agreement") among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the 2008 Credit Agreement. The 2008 Credit Agreement consisted of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility were used for general corporate purposes.

The loans under the 2008 Credit Agreement accrued interest at a floating rate, which was an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility was a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan is 2.4% in the case of LIBOR loans and 1.5% in the case of ABR rate loans.

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at September 30, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

The fair value of the Company's long-term debt at September 30, 2011 is estimated to be approximately 96% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.24% as of September 30, 2011) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and maturity date is July 31, 2016.

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
_________

(1) 0.24% as of September 30, 2011.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and
Revolving Loan equal to 2.25%.

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive earnings (loss) will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loans. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.
Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	September 30, 2011	December 31, 2010
Other accrued liabilities	$0.2	$0.6
Other long-term liabilities	$4.1	$0.3
A cumulative loss of $3.0 million and $0.6 million is reflected in accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of earnings for the three and nine months ended September 30, 2011 and 2010 is as follows (in millions):

	Amount of (Loss) Gain Recognized in OCE on Derivatives		Amount of Gain (Loss) Reclassified from Accumulated OCE into Income
Interest Rate Swap contract	2011	2010	2011	2010
Three months ended September 30,	$(2.7)	$(1.9)	$0.5	$2.9
Nine months ended September 30,	$(4.3)	$(3.0)	$0.9	$12.2

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

(11)    Income Taxes

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2011 and December 31, 2010, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

•	In defending these matters, we expect to incur additional legal costs for the remaining quarter of the current year at least equal to those recorded in the third quarter.

Default Services Class Actions

We have been named in twelve putative class actions filed in Alabama, Florida and Mississippi that generally allege that the defendants engaged in the unauthorized practice of law and unlawful fee splitting with attorneys representing creditors in bankruptcy proceedings.  Each of these individual complaints was filed by the same plaintiff's attorney. Five of these cases have been dismissed, some with prejudice or on summary judgment. The remaining cases are in the preliminary stages and none of these cases has been certified as a class action.

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An amended complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011 and the plaintiff filed a response to the Company's motion on September 12, 2011. The Company is awaiting a ruling on its motion to dismiss.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund,

derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. LPS filed a motion to dismiss the complaint on August 1, 2011 and the plaintiff filed a response to the Company's motion on September 9, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. The parties have agreed to a voluntary stay in this matter. The Company is awaiting a ruling on its motion to dismiss.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. LPS filed a motion to dismiss the complaint on July 22, 2011 and the FDIC filed a response opposing the motion on August 4, 2011. On November 2, 2011, the court issued an order granting the Company's motion to dismiss the FDIC's claims of gross negligence, alter ego, single business enterprise and joint venture. The only claim remaining in this matter is the FDIC's claim for breach of contract, which the Company intends to vigorously defend.
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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $303.2 million.

(13)     Stock Option Plans

Prior to May 19, 2011, our employees participated in LPS's 2008 Omnibus Incentive Plan. On May 19, 2011, our shareholders approved the Lender Processing Services, Inc. Amended and Restated 2008 Omnibus Incentive Plan (the "Plan"), the primary purpose of which was to increase the authorized shares available under the Plan by 4.7 million shares. Under the Plan, the Company may grant up to 18.7 million share-based awards to officers, directors and key employees. The 18.7 million shares authorized under the Plan includes (i) 14.0 million shares originally authorized under the 2008 Omnibus Incentive Plan, of which 1.1 million remained available for future grants of share-based awards as of September 30, 2011, and (ii) 4.7 million newly authorized shares, all of which remained available for future grant as of September 30, 2011, so that a total of 5.8 million shares were available for future grant under the Plan as of September 30, 2011. The shares may be issued from authorized and unissued shares of the Company's common stock, or from the Company's treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.

The Company recognizes equity compensation expense, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of earnings, on a straight-line basis or graded vesting basis over the vesting period. We recorded stock compensation expense of $9.3 million and $8.2 million during the three months ended September 30, 2011 and September 30, 2010, respectively and $28.2 million and $22.1 million during the nine month periods ended September 30, 2011 and 2010, respectively. Of the $28.2 million of stock compensation expense recorded in the nine months ended September 30, 2011, $3.9 million is due to the acceleration of stock compensation expense related to employee terminations.

During the three months ended September 30, 2011 and 2010, respectively, $0.4 million and $1.0 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards. During the nine months ended September 30, 2011 and 2010, respectively, $3.3 million and $3.2 million of cash was used for minimum statutory withholding requirements upon net settlement of employee share-based awards.

As of September 30, 2011, the Company had $46.2 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.28 years.

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

The following table summarizes assumptions used to estimate weighted average fair values for awards granted during the nine months ended September 30, 2011 and 2010:

Year	Weighted Average Fair Value	Risk Free Interest Rate	Volatility Factor	Expected Dividend Yield	Weighted Average Expected Life (In Years)
2011	$7.95	1.8%	36%	1.5%	4.5
2010	$10.87	2.3%	36%	1.1%	4.5

Options

The following table summarizes stock option activity under the Plan during the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable Shares
Outstanding as of December 31, 2010	7,719,442	$33.06
Total granted	1,128,020	27.87
Exercised (1)	(52,723)	12.61
Cancelled	(284,155)	33.79
Outstanding as of September 30, 2011 (2)	8,510,584	$32.42	3.68	5,933,340
____________

(1)	The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $0.8 million.

(2)	The total intrinsic value of stock options outstanding as of September 30, 2011 was $0.1 million. The total intrinsic value of stock options exercisable as of September 30, 2011 was $0.1 million.

The number of shares vested and expected to vest, which is calculated using our forfeiture rate of 0.5%, total approximately 8.5 million, have a weighted average remaining contractual life of 3.68 years, a weighted average exercise price of $32.42 and an intrinsic value of $1.6 million.

Restricted Stock

During the three months ended September 30, 2011 we granted approximately 0.2 million shares of restricted stock with a weighted average grant date fair value of $18.32. All of these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

As of September 30, 2011, approximately 0.1 million shares of restricted stock awards with service-based vesting conditions were outstanding, and approximately 1.2 million shares of restricted stock awards with service and performance-based vesting conditions were outstanding.

(14)     Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended September 30, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Revenues	$193,748	$340,162	$(1,796)	$532,114
Cost of revenues	111,718	260,298	(1,728)	370,288
Gross profit	82,030	79,864	(68)	161,826
Selling, general and administrative expenses	19,426	18,646	33,936	72,008
Operating income	62,604	61,218	(34,004)	89,818
Total other income (expense)	305	450	(23,487)	(22,732)
Earnings (loss) from continuing operations before income taxes	62,909	61,668	(57,491)	67,086
Depreciation and amortization	$17,902	$4,633	$1,664	$24,199
Balance sheet data:
Total assets	$1,247,114	$764,728	$237,457	2,249,299
Goodwill	$765,153	$385,478	$—	$1,150,631

As of and for the three months ended September 30, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Revenues	$187,879	$431,062	$(1,939)	$617,002
Cost of revenues	100,133	310,780	(1,958)	408,955
Gross profit	87,746	120,282	19	208,047
Selling, general and administrative expenses	19,506	23,561	19,847	62,914
Operating income	68,240	96,721	(19,828)	145,133
Total other income (expense)	538	120	(17,600)	(16,942)
Earnings (loss) from continuing operations before income taxes	68,778	96,841	(37,428)	128,191
Depreciation and amortization	$15,800	$6,152	$1,836	$23,788
Balance sheet data:
Total assets	$1,202,118	$839,127	$209,346	$2,250,591
Goodwill	$760,081	$406,061	$—	$1,166,142

For the nine months ended September 30, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Revenues	$578,155	$1,022,276	$(4,779)	$1,595,652
Cost of revenues	346,137	756,856	(4,629)	1,098,364
Gross profit	232,018	265,420	(150)	497,288
Selling, general and administrative expenses	59,416	61,395	105,041	225,852
Operating income	172,602	204,025	(105,191)	271,436
Total other income (expense)	1,096	1,254	(52,339)	(49,989)
Earnings (loss) from continuing operations before income taxes	173,698	205,279	(157,530)	221,447
Depreciation and amortization	$52,711	$14,158	$5,295	$72,164

For the nine months ended September 30, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Results from continuing operations (1):
Revenues	$533,101	$1,261,864	$(5,936)	$1,789,029
Cost of revenues	288,374	895,496	(5,917)	1,177,953
Gross profit	244,727	366,368	(19)	611,076
Selling, general and administrative expenses	55,605	69,216	54,850	179,671
Operating income	189,122	297,152	(54,869)	431,405
Total other income (expense)	1,619	980	(56,051)	(53,452)
Earnings (loss) from continuing operations before income taxes	190,741	298,132	(110,920)	377,953
Depreciation and amortization	$46,596	$17,087	$5,610	$69,293
___________

(1) Excludes the impact of discontinued operations.

(15)     Condensed Consolidating Financial Information

As explained in note 10, on August 18, 2011, LPS (the “Parent Company”) entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement"). The 2011 Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the 2011 Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the 2011 Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of September 30, 2011, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the three and nine month periods ended September 30, 2011 and 2010.

The following tables set forth, on a condensed consolidating basis, the balance sheets, the statements of earnings and the statements of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

The following table represents our condensed consolidating balance sheet as of September 30, 2011 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$1,644	$508,239	$12,900	$—	$522,783
Investment in subsidiaries	1,688,666	—	—	(1,688,666)	—
Non-current assets	23,877	1,647,557	55,082	—	1,726,516
Total assets	$1,714,187	$2,155,796	$67,982	$(1,688,666)	$2,249,299
Liabilities and stockholders' equity:
Current liabilities	$2,002	$309,088	$30,680	$—	$341,770
Total liabilities	1,209,285	506,257	28,855	—	1,744,397
Total stockholders' equity	504,902	1,649,539	39,127	(1,688,666)	504,902
Total liabilities and stockholders' equity	$1,714,187	$2,155,796	$67,982	$(1,688,666)	$2,249,299

The following table represents our condensed consolidating statement of earnings for the three months ended September 30, 2011 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$466,883	$65,231	$—	$532,114
Operating expenses	9,313	368,907	64,076	—	442,296
Operating income	(9,313)	97,976	1,155	—	89,818
Total other income (expense)	(22,959)	(110)	337	—	(22,732)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(32,272)	97,866	1,492	—	67,086
Provision for income taxes	(12,102)	36,700	559	—	25,157
Earnings from continuing operations before equity in earnings of consolidated entities	(20,170)	61,166	933	—	41,929
Equity in earnings of consolidated entities, net of tax	60,620	—	—	(60,620)	—
Earnings from continuing operations	40,450	61,166	933	(60,620)	41,929
Discontinued operations, net of tax	—	(1,479)	—	—	(1,479)
Net earnings	$40,450	$59,687	$933	$(60,620)	$40,450

The following table represents our condensed consolidating statement of earnings for the nine months ended September 30, 2011 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments		Total Consolidated Amounts
Revenues	$—	$1,405,087	$190,565	$—		$1,595,652
Operating expenses	28,179	1,110,155	185,882	—		1,324,216
Operating income	(28,179)	294,932	4,683	—		271,436
Total other income (expense)	(50,888)	(102)	1,001	—		(49,989)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(79,067)	294,830	5,684	—		221,447
Provision for income taxes	(29,724)	110,636	2,131	—		83,043
Earnings from continuing operations before equity in earnings of consolidated entities	(49,343)	184,194	3,553	—		138,404
Equity in earnings of consolidated entities, net of tax	167,087	—	—	(167,087)	71,258	—
Earnings from continuing operations	117,744	184,194	3,553	(167,087)		138,404
Discontinued operations, net of tax	—	(20,660)	—	—		(20,660)
Net earnings	$117,744	$163,534	$3,553	$(167,087)		$117,744

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$117,744	$163,534	$3,553	$(167,087)	$117,744
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(136,823)	125,963	520	167,087	156,747
Changes in assets and liabilities, net of effects from acquisitions	(48,221)	102,234	1,097	—	55,110
Net cash provided by operating activities	(67,300)	391,731	5,170	—	329,601
Net cash used in investing activities	—	(106,934)	(14,943)	—	(121,877)
Net cash used in financing activities	(176,051)	—	—	—	(176,051)
Net increase in cash and cash equivalents	$(243,351)	$284,797	$(9,773)	$—	31,673
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$83,960

The following table represents our condensed consolidating balance sheet as of December 31, 2010 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$351	$541,458	$17,465	$—	$559,274
Investment in subsidiaries	1,743,989	—	—	(1,743,989)	—
Non-current assets	12,745	1,644,224	35,600	—	1,692,569
Total assets	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843
Liabilities and stockholders' equity:
Current liabilities	$149,787	$286,964	$28,976	$—	$465,727
Total liabilities	1,230,871	465,949	28,809	—	1,725,629
Total stockholders' equity	526,214	1,719,733	24,256	(1,743,989)	526,214
Total liabilities and stockholders' equity	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

The following table represents our condensed consolidating statement of earnings for the three months ended September 30, 2010 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$542,854	$74,148	$—	$617,002
Operating expenses	8,215	391,830	71,824	—	471,869
Operating income	(8,215)	151,024	2,324	—	145,133
Total other income (expense)	(17,073)	99	32	—	(16,942)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(25,288)	151,123	2,356	—	128,191
Provision for income taxes	(9,673)	57,804	901	—	49,032
Earnings from continuing operations before equity in earnings of consolidated entities	(15,615)	93,319	1,455	—	79,159
Equity in earnings of consolidated entities, net of tax	94,774	—	—	(94,774)	—
Earnings from continuing operations	79,159	93,319	1,455	(94,774)	79,159
Discontinued operations, net of tax	—	(468)	—	—	(468)
Net earnings	$79,159	$92,851	$1,455	$(94,774)	$78,691

The following table represents our condensed consolidating statement of earnings for the nine months ended September 30, 2010 (in thousands):

	Parent Company (1)(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,585,334	$203,695	$—	$1,789,029
Operating expenses	22,052	1,140,108	195,464	—	1,357,624
Operating income	(22,052)	445,226	8,231	—	431,405
Total other income (expense)	(54,533)	576	505	—	(53,452)
Earnings from continuing operations before income taxes and equity in earnings of consolidated entities	(76,585)	445,802	8,736	—	377,953
Provision for income taxes	(29,295)	170,517	3,342	—	144,564
Earnings from continuing operations before equity in losses of consolidated entities	(47,290)	275,285	5,394	—	233,389
Equity in earnings of consolidated entities, net of tax	278,910	—	—	(278,910)	—
Earnings from continuing operations	231,620	275,285	5,394	(278,910)	233,389
Discontinued operations, net of tax	—	(1,769)	—	—	(1,769)
Net earnings	$231,620	$273,516	$5,394	$(278,910)	$231,620

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2010 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$231,620	$273,516	$5,394	$(278,910)	$231,620
Adjustment to reconcile net earnings to net cash provided by operating activities:
Non-cash expenses and other items	(253,180)	88,241	210	278,910	114,181
Changes in assets and liabilities, net of effects from acquisitions	(42,724)	(16,805)	5,445	—	(54,084)
Net cash provided by operating activities	(64,284)	344,952	11,049	—	291,717
Net cash used in investing activities	(271)	(85,931)	(10,871)	—	(97,073)
Net cash used in financing activities	(189,676)	(2,978)	—	—	(192,654)
Net increase in cash and cash equivalents	$(254,231)	$256,043	$178	$—	1,990
Cash and cash equivalents, beginning of period					70,528
Cash and cash equivalents, end of period					$72,518
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(16)     Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred, other than those described below, that would require recognition in the condensed consolidated financial statements or disclosure in these notes.

Appointment of New Chief Executive Officer

On October 5, 2011, the Company announced that Hugh R. Harris was appointed as the Company's President and Chief Executive Officer and a director, replacing Lee A. Kennedy. Mr. Kennedy continues to serve as the Executive Chairman of the Company's Board of Directors.

Dividend Declared

On October 20, 2011 we announced a regular dividend of $0.10 per common share. The dividend is payable on December 15, 2011, to shareholders of record as of the close of business on December 1, 2011.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity (including among others, loan originations and foreclosures) on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the level of scrutiny being placed on participants in the foreclosure process; risks associated with federal and state inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Form 10-K, the Company's subsequent reports on Form 10-Q and other filings with the Securities and Exchange Commission.

Overview

We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 36% and 64%, respectively, of our revenues for the three and nine months ended September 30, 2011. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

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

Our loan facilitation services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

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

The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.6 trillion and $2.0 trillion in 2010 and 2009, respectively, with refinancing transactions comprising approximately 70% and 65%, respectively, of the total markets. The MBA's Mortgage Finance Forecast estimates that the mortgage origination market for the first half of 2011 was $0.6 trillion and will be approximately $0.6 trillion for the remainder of 2011. The decrease in the MBA's projections for 2011 is due to, among other things, current real estate prices, high unemployment, a decrease in refinancings, rising interest rates and tightened loan requirements such as higher credit scores and down payment requirements and additional fees. The MBA estimates that loan origination volumes in the third quarter of 2011 were approximately 23% lower than the third quarter of 2010. The revenues for our loan facilitation businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

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

One factor reducing or delaying the number of foreclosure proceedings is the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. Through August 2011, the U.S. Treasury department estimates that banks had worked through most of the approximately 2.6 million loans currently eligible for HAMP, and offered 1.9 million trial modifications. Of those, approximately 1.7 million trial modifications were actually implemented and approximately 0.8 million became permanent. Although we believe that HAMP, which expires on December 31, 2012, has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened), the pace of modifications has slowed from 2010 indicating a lessened impact going forward.

Notwithstanding the effects of existing government programs, we believe that the inventory of delinquent mortgage loans and loans in foreclosure continues to grow. We believe this growth is due in part to current delinquency rates and lenders focusing their resources on trying to make modifications under the HAMP program and delaying the processing of foreclosures in order to confirm the compliance of their foreclosure procedures with applicable laws. In April 2011, a number of large banks and their service providers, including us, entered into consent orders with various federal banking agencies following reviews by the banking agencies of each bank's default and foreclosure processes and the related services provided by their third party providers such as us. The consent orders further slowed the pace of foreclosure starts and processing during the second and third quarters of 2011 as the banks and their service providers began to work through complying with the requirements of their respective consent orders and we believe this trend will continue for some time. We continue to believe the size of the default services market should be significant in future years due to the continuing growth in the inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. It is also difficult to predict whether any additional legislative or regulatory changes will be implemented as a result of the recent issues reported by banks and servicers in connection with foreclosure actions, or whether the government will take any other actions to address the current housing market and economic uncertainty. These types of government actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.

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

On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to the Home Affordable Refinance Program (“HARP”) which would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. We are uncertain as to what degree the modified HARP program may affect our results of operations in the future.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on March 1, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The guidance requires a company to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. The statement also requires a company to show reclassification adjustments from other comprehensive income to net income on the face of the statement under both the single or two-statement formats. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance will only require enhanced disclosures on the Company's statements of operations and comprehensive earnings, as we currently present two separate consecutive statements.

In December 2010, the FASB issued ASU No. 210-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance requires a publicly traded entity that has entered into a business combination to disclose certain pro forma information about the revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The guidance also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. We adopted the new guidance on January 1, 2011. As the new guidance only requires enhanced disclosures, it had no impact on the Company's statements of financial position or operations.

In October 2009, the FASB issued 2009-13, Multiple-Deliverable Software Arrangements. The guidance eliminates the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. The overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer permitted upon adoption of this new guidance. Additional disclosure is required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change, if material. We adopted the amendment prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Adoption of this pronouncement did not have a material impact on our consolidated statements of financial position or operations.

Related Party Transactions

We have certain business arrangements with Ceridian Corporation, and we have historically conducted business with FIS and its subsidiaries and other related parties. See note 3 to our condensed consolidated financial statements included in Part I for a detailed description of all related party transactions.

Results of Operations for the three and nine months ended September 30, 2011 and 2010

The following tables reflect certain amounts included in operating income in our condensed consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2011	2010	$	%[2]	2011	2010	$	%[2]
Revenues	$532.1	$617.0	$(84.9)	(13.8)%	$1,595.7	$1,789.0	$(193.3)	(10.8)%
Cost of revenues	370.3	409.0	(38.7)	(9.5)%	1,098.4	1,178.0	(79.6)	(6.8)%
Gross profit	161.8	208.0	(46.2)	(22.2)%	497.3	611.0	(113.7)	(18.6)%
Gross margin	30.4%	33.7%			31.2%	34.2%
Selling, general and administrative expenses	72.0	62.9	9.1	14.5%	225.9	179.7	46.2	25.7%
Operating income	89.8	145.1	(55.3)	(38.1)%	271.4	431.3	(159.9)	(37.1)%
Operating margin	16.9%	23.5%			17.0%	24.1%
Other income (expense)	(22.7)	(16.9)	(5.8)	34.3%	(50.0)	(53.3)	3.3	(6.2)%
Earnings from continuing operations before income taxes	67.1	128.2	(61.1)	(47.7)%	221.4	378.0	(156.6)	(41.4)%
Provision for income taxes	25.2	49.0	(23.8)	(48.6)%	83.0	144.6	(61.6)	(42.6)%
Net earnings from continuing operations	41.9	79.2	(37.3)	(47.1)%	138.4	233.4	(95.0)	(40.7)%
Discontinued operations, net of tax	(1.5)	(0.5)	(1.0)	nm	(20.7)	(1.8)	(18.9)	nm
Net earnings	$40.4	$78.7	$(38.3)	(48.7)%	$117.7	$231.6	$(113.9)	(49.2)%
Net earnings per share - diluted	$0.48	$0.85			$1.37	$2.45
____________

(1) Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues decreased $84.9 million, or 13.8%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and decreased $193.3 million, or 10.8%, during the first nine months of 2011 when compared to the first nine months of 2010. The decreases were driven by a slowdown in our Loan Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. The increase in revenue in our Technology, Data and Analytics segment during the periods is primarily due to the growth in our other data and analytics operations supporting both origination and default related activities and the conversion of two large servicers onto our Desktop platform in late 2010, offset by a change in estimate resulting in deferral of revenue of $6.0 million during the quarter ended September 30, 2011 related to our Desktop division. The increases in revenue in the Technology, Data and Analytics segment were offset by a period-over-period decline in revenue in loan facilitation services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 25.0% and 22.1% in the three and nine months ended September 30, 2011, respectively, these results compared favorably to the decline in Notices of Default, a key indicator of the default market, as compiled and published by RealtyTrac, of 27.4% and 33.2%, respectively, during the same periods.

Cost of Revenues

Cost of revenues decreased $38.7 million, or 9.5%, during the the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and decreased $79.6 million, or 6.8% during the first nine months of 2011 when compared to the first nine months of 2010. As described above, the overall decrease in cost of revenues was driven by a slowdown in our Loan Transaction Services segment as well as a $6.0 million reversal of a previously recognized contingent earn-out liability related to revised cash flow projections on an acquired business in our Loan Transaction Services segment. These decreases were partially offset by growth in our Technology, Data and Analytics segment and from charges related to severance benefits totaling $7.5 million resulting from various cost reduction programs and from a $7.9 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Margin

Gross margins decreased to 30.4% during the three months ended September 30, 2011 from 33.7% during the three months ended September 30, 2010 and to 31.2% during the first nine months of 2011 from 34.2% during the first nine months of 2010. The decreases in period-over-period gross profit margins were primarily driven by certain negative changes in product mix, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which required appraisal management companies to pay "customary and reasonable" fees to appraisers, and a change in estimate resulting in deferral of revenue of $6.0 million during the quarter ended September 30, 2011 related to our Desktop division. Also contributing to the decrease in gross profit margin for the first nine months of 2011 as compared to the first nine months of 2010 was a $7.5 million severance charge resulting from our various cost reduction programs and a $7.9 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down. These increases were partially offset by a $6.0 million reversal of a previously recognized contingent earn-out liability related to revised cash flow projections on an acquired business in our Loan Transaction Services segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.1 million, or 14.5%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $46.2 million, or 25.7%, during the first nine months of 2011 when compared to the first nine months of 2010. The period-over-period increases are primarily due to higher corporate expenses including professional and legal fees relating to our compliance with the consent order and other litigation. The increase in corporate expenses for the first nine months of 2011 as compared to the first nine months of 2010 was also a result of severance benefits and stock compensation acceleration charges totaling $13.9 million associated with our cost reduction programs.

Operating Income

Operating income decreased $55.3 million, or 38.1%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $159.9 million, or 37.1%, during the first nine months of 2011 when compared to the first nine months of 2010. Operating margin decreased to 16.9% during the three months ended September 30, 2011 from 23.5% during the three months ended September 30, 2010 and to 17.0% during the first nine months of 2011 from 24.1% during the first nine months of 2010 as a result of the factors described above.

Other Income (Expense)

Other income (expense) increased $5.8 million, or 34.3%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and decreased $3.3 million, or 6.2%, during the first nine months of 2011 when compared to the first nine months of 2010. During the three months ended September 30, 2011 our interest expense increased due to an $8.0 million write off of debt issuance costs related to the refinancing of our credit facilities, which was completed in August 2011, partially offset by lower interest expense due to lower average principal balances. During the first nine months of 2011 as compared to the first nine months of 2010, the increase in interest expense from the write off of debt issuance costs was more than offset by a decrease in interest expense due to lower average interest rates and principal balances.

Income Taxes

Income taxes on continuing operations were $25.2 million and $49.0 million during the three months ended September 30, 2011 and 2010, and $83.0 million and $144.6 million for the first nine months of 2011 and 2010. The effective tax rate was 37.50% and 38.25% during the three and nine month periods ended September 30, 2011 and 2010, respectively.

Discontinued Operations, net

For the three and nine months periods ended September 30, 2011, management has committed to dispose of or sell the Fraud Services, Capital Markets, and Real Estate business units. Accordingly, the historical operations for these business units have been reclassified as discontinued operations in the accompanying condensed consolidated statements of earnings. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our operations discontinued in the three and nine months ended September 30, 2011.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings decreased $38.3 million, or 48.7%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $113.9 million, or 49.2%, during the first nine months of 2011 when compared to the first nine months of 2010. Net earnings per diluted share totaled $0.48 and $0.85 during the first three months of 2011 and 2010, respectively, and $1.37 and $2.45 during the first nine months of 2011 and 2010, respectively. The decreases were a result of the factors described above, partially offset by a decrease in the weighted average shares outstanding - diluted as a result of the Company's share repurchases made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2011 (1)	2010 (1)	$	%	2011 (1)	2010 (1)	$	%
Revenues	$193.7	$187.9	$5.8	3.1%	$578.2	$533.1	$45.1	8.5%
Cost of revenues	111.7	100.1	11.6	11.6%	346.1	288.4	57.7	20.0%
Gross profit	82.0	87.8	(5.8)	(6.6)%	232.1	244.7	(12.6)	(5.1)%
Gross margin	42.3%	46.7%			40.1%	45.9%
Selling, general and administrative expenses	19.4	19.5	(0.1)	(0.5)%	59.4	55.6	3.8	6.8%
Operating income	$62.6	$68.3	$(5.7)	(8.3)%	$172.7	$189.1	$(16.4)	(8.7)%
Operating margin	32.3%	36.3%			29.9%	35.5%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $5.8 million, or 3.1%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $45.1 million, or 8.5%, during the first nine months of 2011 when compared to the first nine months of 2010. The increases are primarily due to growth in our other data and analytics operations supporting both origination and default related activities and from the conversion of two large servicers onto our Desktop platform in late 2010. During the three and nine months ended September 30, 2011, the increase in revenues was partially offset by a change in estimate resulting in deferral of revenue of $6.0 million during the quarter ended September 30, 2011 related to our Desktop division.

Cost of Revenues

Cost of revenues increased $11.6 million, or 11.6%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $57.7 million, or 20.0%, during the first nine months of 2011 when compared to the first nine months of 2010. The increases are primarily due to growth in our other data and analytics operations supporting both origination and default related activities and from the conversion of two large servicers onto our Desktop platform in late 2010. For the nine months ended September 30, 2011, cost of revenues also increased due to charges related to severance benefits totaling $6.1 million resulting from various cost reduction programs, and a $1.4 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down.

Gross Margin

Gross margin decreased to 42.3% during the three months ended September 30, 2011 from 46.7% during the three months ended September 30, 2010 and to 40.1% during the first nine months of 2011 from 45.9% during the first nine months of 2010. The decreases in gross margin were primarily driven by higher demand for lower margin services during the periods and a change in estimate resulting in deferral of revenue of $6.0 million during the quarter ended September 30, 2011 related to our Desktop division. Additionally, for the nine months ended September 30, 2011, gross margin decreased due to charges related to severance benefits of $6.1 million resulting from various cost reduction programs, and from a $1.4 million impairment charge relating to the write-down of net assets in certain underperforming operations that management decided to dispose of or wind down.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.1 million, or 0.5%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, and increased $3.8 million, or 6.8%, during the first nine months of 2011 when compared to the first nine months of 2010. Selling, general and administrative expenses as a percentage of revenues have remained constant at approximately 10.0% during the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.

Operating Income

Operating margin decreased to 32.3% from 36.3% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 and decreased to 29.9% from 35.5% during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 as a result of the factors described above.

Segment Results of Operations - Loan Transaction Services - Unaudited

	Three Months Ended September 30				Nine Months Ended September 30
(in millions)	2011 (1)	2010 (1)	$	%	2011 (1)	2010 (1)	$	%
Revenues	$340.2	$431.1	$(90.9)	(21.1)%	$1,022.3	$1,261.9	$(239.6)	(19.0)%
Cost of revenues	260.3	310.8	(50.5)	(16.2)%	756.9	895.5	(138.6)	(15.5)%
Gross profit	79.9	120.3	(40.4)	(33.6)%	265.4	366.4	(101.0)	(27.6)%
Gross margin	23.5%	27.9%			26.0%	29.0%
Selling, general and administrative expenses	18.6	23.6	(5.0)	(21.2)%	61.4	69.2	(7.8)	(11.3)%
Operating income	$61.3	$96.7	$(35.4)	(36.6)%	$204.0	$297.2	$(93.2)	(31.4)%
Operating margin	18.0%	22.4%			20.0%	23.6%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $90.9 million, or 21.1%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $239.6 million, or 19.0%, for the first nine months of 2011 when compared to the first nine months of 2010. The decreases are primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the foreclosure process due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Although revenues from our default management services declined 25.0% and 22.1% in the three and nine months ended September 30, 2011, respectively, these results compared favorably to the decline in Notices of Default, a key indicator of the default market, as compiled and published by RealtyTrac, of 27.4% and 33.2%, respectively, during the same periods.

Cost of Revenues

Cost of revenues decreased $50.5 million, or 16.2%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $138.6 million, or 15.5%, during the first nine months of 2011 when compared to the first nine months of 2010. The decreases are primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations for the reasons noted above. The decrease during the first nine months of 2011 as compared to the first nine months of 2010 was impacted by an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses, offset by a $1.4 million charge related to severance benefits from our cost reduction program and a $0.5 million impairment of net assets in certain underperforming operations that management decided to dispose of or wind down during the nine months ended September 30, 2011.

Gross Margin

Gross margin decreased to 23.5% during the three months ended September 30, 2011 from 27.9% during the three months ended September 30, 2010 and 26.0% during the first nine months of 2011 from 29.0% during the first nine months of 2010. The gross margin decreases were primarily driven by certain negative changes in product mix, an increase in appraiser fees due to the impact of the Dodd-Frank Act, which required appraisal management companies to pay "customary and reasonable" fees to appraisers, and an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses. Also contributing to the gross margin decrease during the first nine months of 2011 as compared to the first nine months of 2010 was a $1.4 million severance charge resulting from our various cost reduction programs and a $0.5 million impairment of long-lived assets in certain underperforming operations that management decided to dispose of or wind down.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.0 million, or 21.2%, during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 and $7.8 million, or 11.3% during the first nine months of 2011 when compared to the first nine months of 2010. Selling, general and administrative expenses as a percentage of revenues remain constant at 5.4% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Selling, general and administrative expenses as a percentage of revenues have increased to 6.1% during the first nine months of 2011 as compared to 5.5% during the first nine months of 2010 due to a $2.7 million charge recognized during the first nine months of 2011 related to severance benefits resulting from our various cost reduction programs.

Operating Income

Operating margin decreased to 18.0% during the three months ended September 30, 2011 from 22.4% during the three months ended September 30, 2010 and 20.0% during the first nine months of 2011 from 23.6% during the first nine months of 2010 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Net expenses for this segment increased to $34.0 million for the three months ended September 30, 2011 from $19.8 million for the three months ended September 30, 2010 mainly due to increased professional and legal fees relating to our compliance with the consent order and other litigation. Net expenses for this segment increased to $105.2 million for the first nine months of 2011 from $54.9 million for the first nine months of 2010 due to increased professional and legal fees relating to our compliance with the consent order and other litigation, and $10.4 million in severance benefits and stock compensation acceleration charges associated with our various cost reduction programs.

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

At September 30, 2011, we had cash and cash equivalents of $84.0 million and availability under our revolving credit facility of $283.2 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements, fund capital expenditures, and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment.

We currently pay a dividend of $0.10 per common share on a quarterly basis and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors, including legal and contractual restrictions, that may be considered relevant by our Board of Directors. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable December 15, 2011 to shareholders of record as of the close of business on December 1, 2011. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and making select acquisitions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available there-under. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the nine months ended September 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. During the three months ended September 30, 2011, we did not repurchase any shares of our stock or senior notes. As of September 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $329.6 million and $291.7 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash provided by operating activities during the first nine months of 2011 when compared to the first nine months of 2010 was primarily related to working capital improvements from higher accounts receivable collections.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $121.9 million and $97.1 million during the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities during the first nine months of 2011 when compared to the first nine months of 2010 was primarily related to the acquisition of PCLender.com, Inc. in March 2011 for $9.8 million net of cash acquired, an increase in purchases of investments, and an increase in investments in title plants and property records data, partially offset by lower capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $81.5 million and $84.1 million on capital expenditures during the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities

Cash used in financing activities was approximately $176.1 million and $192.7 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash used in financing activities during the first nine months of 2011 when compared to the first nine months of 2010 was primarily related to a decrease in the level of treasury stock repurchases from $168.0 million in the first nine months of 2010 to $136.9 million in the first nine months of 2011, offset by bond repurchases of $4.9 million and the decrease in cash inflows related to the exercises of stock options of $13.2 million. As a result of refinancing our senior credit facilities during August 2011, we increased our net borrowings outstanding by approximately $17.0 million which was primarily used to repay debt issuance costs totaling $22.1 million related to the transaction. The 2011 Credit Agreement provides the Company with lower principal payment requirements, increased capacity under our revolver, an attractive long-term cost of capital, and an extended maturity date, which further enhances the Company's future financial flexibility and liquidity.

Financing

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement.

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an aggregate principal amount of $250 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility is 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time will be a percentage to be determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of Term A Loans in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. The Term B Loans are subject to quarterly installment payments of $0.6 million beginning on September 30, 2011 until March 31, 2018. All remaining outstanding principal amounts of Term Loan A and B loans shall be repaid at the respective maturity dates.

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

The Company is allowed to raise additional term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $250.0 million (the “Incremental Facilities”). The Incremental Facilities are subject to restrictions on pricing and tenor of any new term loan, pro-forma compliance with financial covenants, pro-forma leverage ratio not to exceed 2.00:1.00, and other usual and customary conditions.
The obligations under the 2011 Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all of our respective assets as collateral security for the obligations under the Credit Agreement and our respective guarantees.
 The 2011 Credit Agreement contains customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens, limits on the incurrence of indebtedness, restrictions on investments, dispositions and sale and leaseback transactions, limits on the payment of dividends and other restricted payments, a minimum interest coverage ratio and a maximum leverage ratio. Upon an event of default, the administrative agent can accelerate the maturity of the loan. Events of default include events customary for such an agreement, including failure to pay principal and interest in a timely manner, breach of covenants and a change of control of the Company. These events of default include a cross-default provision that permits the lenders to declare the 2011 Credit Agreement in default if (i) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $70 million or (ii) the Company fails to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity.

We accrued for or paid fees and other costs of $22.3 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with FASB ASC 470 — Debt , we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees associated with the old debt. As a result of that analysis, we recorded a writeoff of unamortized debt issuance costs associated with the old debt of $5.7 million, and capitalized the remaining existing unamortized fees related to the old debt of $2.5 million, which will be amortized as an increase to interest expense over the term of the new debt using the effective interest method. Of the $22.3 million of fees associated with the refinancing, $20.0 million was capitalized and will be amortized as an increase to interest expense over the term of the new debt using the effective interest method and the remaining $2.3 million was expensed.

Old Credit Facilities

On July 2, 2008, we entered into a Credit Agreement (the "2008 Credit Agreement") among JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer and various other lenders who are parties to the 2008 Credit Agreement. The 2008 Credit Agreement consisted of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million (with a $25.0 million sub-facility for Letters of Credit) (ii) a Term A Loan in an initial aggregate principal amount of $700.0 million; and (iii) a Term B Loan in an initial aggregate principal amount of $510.0 million. Proceeds from disbursements under the 5-year revolving credit facility were used for general corporate purposes.

The loans under the 2008 Credit Agreement accrued interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility was a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan was 2.4% in the case of LIBOR loans and 1.5% in the case of ABR rate loans.

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at September 30, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

The fair value of the Company's long-term debt at September 30, 2011 is estimated to be approximately 96% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

See note 10 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

As described in note 10 to the notes of the condensed consolidated financial statements, there have been significant changes to our scheduled principal maturities since our Annual Report on Form 10-K was filed on March 1, 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $303.2 million.

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

We are a highly leveraged company, with approximately $1,261.5 million in long-term debt outstanding as of September 30, 2011. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2011, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $2.8 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's 2010 Annual Report on Form 10-K, as previously updated by the disclosures in the legal proceedings section of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, and as further updated by the disclosures in the legal proceedings section of Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the nine months ended September 30, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. During the three months ended September 30, 2011, we did not repurchase any shares of our stock or senior notes. As of September 30, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

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

Date: November 4, 2011	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description

31.1
Certification of Hugh R. Harris, President and Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Hugh R. Harris, President and Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.