Form 10-K
period 2011-12-31
Lender Processing Services, Inc.
filed 2012-02-29
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
______________________________________________
Commission File No. 001-34005
______________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $1,748,121,500 based on the closing sale price of $20.91 on June 30, 2011 as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 84,414,611 as of January 31, 2012.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for its 2012 annual meeting of shareholders, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

LENDER PROCESSING SERVICES, INC.

2011 FORM 10-K ANNUAL REPORT

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.).

PART I

Item 1.	Business.
Overview
We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 35% and 65%, respectively, of our revenues for the year ended December 31, 2011. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.
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
In our Technology, Data and Analytics segment, our principal technology solutions are software applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology solutions primarily consist of mortgage processing and workflow management software applications. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from mortgage processing are generally based on the number of active mortgages on our mortgage servicing platform in a given period. Our other technology solutions include our Desktop application, which at present is deployed primarily to customers utilizing our default management services. We generally earn revenues from our Desktop application on a per transaction basis. Our data and analytics offerings primarily consist of our alternative valuation services, real estate and mortgage data, modeling and forecasting and analytical tools. For 2011, the Technology, Data and Analytics segment generated $740.7 million, or approximately 35%, of our consolidated revenues from continuing operations.
Our Loan Transaction Services segment consists principally of our loan facilitation services and our default management services. Our loan facilitation services consist primarily of settlement services, such as title agency and closing services, traditional appraisals and appraisal management services and other origination and real estate-related services. Each of these services is provided through a centralized delivery channel in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property. Our default management services, including title, posting and publication, property preservation, asset management services and administrative support, are provided to national lenders, loan servicers and other real estate professionals to enable them to better manage some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process. Our revenues from our Loan Transaction Services segment in

2011 were $1,355.5 million, or approximately 65%, of our consolidated revenues from continuing operations.
In 2011, 2010 and 2009, all of our revenues were from sources within the U.S. and Puerto Rico.
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

•
Other software applications.  We offer various software applications and services that facilitate the origination of mortgage loans in the U.S. For example, we offer a loan origination software system, known as Empower, which is used by banks, savings & loans and mortgage bankers to automate the loan origination process. Empower provides credit bureau integration and interfaces with MSP, automated underwriting systems used by the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and various vendors providing settlement services. We also offer RealEC, a collaborative vendor network for the mortgage industry. The RealEC network enables lenders and their business partners to electronically connect, collaborate and automate their business processes and to electronically order and route settlement services. Our Loan Quality Gateway, an integrated platform that helps lenders to meet loan quality requirements established by the government-sponsored enterprises and the Federal Housing Finance Agency, utilizes our RealEC technology.

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

The following table sets forth our revenues from continuing operations for the last three years from our mortgage processing services and other technology, data and analytics in this segment (in thousands):

	2011	2010	2009
Mortgage processing	$417,586	$402,692	$387,872
Other Technology, Data and Analytics	323,106	290,572	250,460
Total segment revenues	$740,692	$693,264	$638,332
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

•
Asset management, default title and settlement services.  After a property has been foreclosed, we provide services that aid our customers in managing their real estate owned, or REO, properties, including property preservation field services. We also offer a variety of title and settlement services relating to the lender’s ownership and eventual sale of REO properties. Finally, we offer advisory and management services to facilitate a lender’s REO sales.

The following table sets forth our revenues from continuing operations for the last three years from our loan facilitation and default management services in this segment (in thousands):

	2011	2010	2009
Loan facilitation services	$539,303	$631,313	$544,997
Default management services	816,188	1,060,113	1,137,311
Total segment revenues	$1,355,491	$1,691,426	$1,682,308
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
Our most significant customer relationships tend to be long-term in nature and we typically provide an extensive number of services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers. For example, in 2011, our largest customer, Wells Fargo Bank, N.A. (“Wells Fargo”), accounted for approximately 21.5% of our consolidated revenue and approximately 11.0% and 27.2% of the revenue from our Technology, Data and Analytics and Loan Transaction Services segments, respectively. JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), our second largest customer, accounted for approximately 17.4% of our consolidated revenues and approximately 17.6% and 17.2% of the revenues of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. Our five largest customers accounted for approximately 55.5% of our consolidated revenues and approximately 38.8% and 64.7% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. However, the revenues in each case are spread across a range of services, and are subject to multiple separate contracts. Although the diversity of the services we provide to each of these customers reduces the risk that we would lose all of the revenues associated with any of these customers, a significant deterioration in our relationships with or the loss of any one or more of these customers could have a significant impact on our results of operations. See “Risk Factors — Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.”
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
Patents, Trademarks and Other Intellectual Property
We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret laws to establish and protect our software, technology, and expertise. Further, we have developed a number of brands that have accumulated goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights.

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
For the businesses that comprise our Loan Transaction Services segment, key competitive factors include quality of the service, convenience, speed of delivery, customer service and price. Our title and closing services businesses principally compete with large national title insurance underwriters. Our appraisal services businesses principally compete with First American Corporation, Fidelity National Financial, Inc. and small independent appraisal providers, as well as our customers’ in-house appraisers. Due to a lack of publicly available information as to the national market for these services, we are unable to determine our overall competitive position in the national marketplace with respect to our loan facilitation services businesses. Our default management services businesses principally compete with in-house services performed directly by our customers and, to a lesser extent, other third party vendors that offer similar applications and services. Based in part on the range and quality of default management services we offer and our focus on technology and customer service, we believe we are one of the largest mortgage default management services providers in the U.S.
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
Real estate appraisers are subject to regulation in most states, and some state appraisal boards have sought to prohibit our automated valuation applications. Courts have limited such prohibitions, in part on the ground of preemption by the federal Financial Institutions Reform, Recovery, and Enforcement Act of 1989, but we cannot be certain that our valuation and appraisal services business will not be subject to further regulation. In July 2010, the Dodd-Frank Consumer Protection Act (the “Dodd-Frank Act”), which contains broad changes for many sectors of the financial services and lending industries, was signed into law. Among other things, the Dodd-Frank Act includes new requirements for appraisals and appraisal management companies including a requirement that appraisal fees be “customary and reasonable.” As a result, we have experienced compression in our margins on our appraisal services because our customer contracts are at fixed prices, but the amount our appraisal management company must pay to the independent appraisers with whom it contracts has increased. In addition, some states have enacted legislation requiring the registration of appraisal management companies, and numerous states have similar proposals pending. We monitor these proposals carefully, and believe that our appraisal management operations will be able to comply with any new requirements.
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
The current economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. The Dodd-Frank Act is one example of such legislation. It is too early to predict the final form that regulations or other rule-makings to implement the various requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Employees
As of December 31, 2011, we had approximately 8,100 employees, all of whom were principally employed in the U.S. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
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
The Mortgage Brokers Association estimates that the level of U.S. mortgage originations, by dollar volume, was $1.3 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 68% and 70%, respectively, of the total market in those years. The MBA’s Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will be approximately $1.0 trillion, with the decrease in activity being driven by substantially decreased refinancing activity. We believe the decrease in the MBA’s projections for 2012 is due to, among other things, current real estate prices, the potential for rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In the event of a decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our loan facilitation operations will be adversely affected. Further, in the event that the ongoing difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans outstanding, our revenues from mortgage processing could be adversely affected.
In contrast, the weaker economy and housing market have tended to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations, in which we service residential mortgage loans in default. It can also increase revenues from our Desktop solution, which is currently primarily used in connection with default management. As a result, our default management services have historically provided a natural hedge against the volatility of the real estate origination business and its resulting impact on our loan facilitation services. However, various pieces of government legislation aimed at mitigating the current downturn in the housing market and lenders' efforts to comply with the requirements of that legislation and the requirements of consent orders entered into by a number of large lenders during 2011 have delayed foreclosure starts and slowed the pace at which foreclosures are processed, which has adversely affected the results of our default management operations. See “Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us” in these risk factors. We continue to believe the size of the default services market should be significant in future years due to the substantial inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. If the foreclosure process continues to experience significant delays, our results of operations could be adversely affected.

Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.
A small number of customers have accounted for a significant portion of our revenues, and we expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2011, our largest customer, Wells Fargo, accounted for approximately 21.5% of our consolidated revenue, and our second largest customer, JPMorgan Chase, accounted for approximately 17.4% of our consolidated revenue. Wells Fargo accounted for approximately 11.0% of the revenue from our Technology, Data and Analytics segment and approximately 27.2% of the revenue from our Loan Transaction Services segments in 2011, and JPMorgan Chase accounted for approximately 17.6% of the revenue from our Technology, Data and Analytics segment and approximately 17.2% of the revenue from our Loan Transaction Services segment in 2011. Our five largest customers accounted for approximately 55.5% of our consolidated revenue and approximately 38.8% and 64.7% of the revenue of our Technology, Data and Analytics and Loan Transaction Services segments, respectively. See “Business — Customers.” The revenues of our five largest customers are spread across a range of services, and we protect ourselves by utilizing separate contracts for different services. However, our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships could significantly reduce our revenues. In addition, by virtue of their significant relationships with us, these customers may be able to exert pressure on us with respect to the pricing of our services.
Our customers also have significant relationships with Fannie Mae and Freddie Mac, which are government-sponsored enterprises (“GSE”) tasked with working with financial institutions to provide liquidity to the mortgage market. They do this by purchasing loans from the lenders either for cash or in exchange for a mortgage-backed security that comprises those loans and that, for a fee, carries the GSE’s guarantee of timely payment of interest and principal. Because our customers service the loans owned by the GSEs, we provide services on many of those loans. As a result of these relationships, the GSEs have been able to implement changes to our pricing structure on certain services we provide related to default and foreclosure servicing. The GSEs or other governmental agencies may be able to exert similar pressure on the pricing of our services in the future, which could have a negative impact on our results of operations.
Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us.
The current economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. For example, in late 2010 and 2011, several federal banking agencies undertook reviews of the default and foreclosure processes at a number of large banks and the related services provided by their third party service providers, including LPS. Following these reviews, the banks and certain service providers, including us, entered into consent orders with the banking agencies. The consent orders further slowed the pace of foreclosure starts and processing during 2011 as the banks and their service providers began to work through complying with the requirements of their respective consent orders, and we believe this trend will continue for some time.
More recently, on February 9, 2012, five of the nation's largest banks agreed to a $25 billion settlement, which we refer to as the Foreclosure Settlement, related to the federal and state investigations into the foreclosure practices of banks and other mortgage servicers from September 2008 to December 2011. The settlement amount will increase if other major servicers agree to the terms. Although we believe that the Foreclosure Settlement may provide the Company with future revenue opportunities as servicers seek to improve their procedures, we are uncertain to what degree the settlement may affect our results in the future.
In addition, several pieces of legislation have been enacted to address the struggling mortgage market and the current economic downturn. For example, under the Home Affordable Refinance Program (the “HARP”), many homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to get a refinancing loan. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. We are uncertain as to what degree the modified HARP program may affect our results of operations in the future.
In addition, the Home Affordable Modification Program (“HAMP”) provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Through August 2011, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.6 million loans currently eligible for HAMP, and offered 1.9 million trial modifications. Of those, approximately 1.7 million trial modifications were actually implemented and approximately 0.9 million became permanent.

On February 1, 2012, the Obama Administration announced new initiatives designed to increase mortgage refinancings, reduce foreclosures and improve the housing market. These initiatives are intended to, among other things: (i) enable certain borrowers with loans insured by Fannie Mae or Freddie Mac (“GSEs”) and certain borrowers with non-GSE loans to refinance their mortgages and take advantage of historically low interest rates; (ii) extend the forebearance period for unemployed borrowers with loans held by the GSEs and major banks from three months to one year ; and (iii) extend the HAMP through December 31, 2013, while also relaxing the eligibility requirements and increasing the financial incentives for banks to participate in it. Implementation of these initiatives has begun, except for the refinancing initiatives. The GSEs have not yet started the refinancing program, and Congress would need to pass legislation to implement the refinancing program for non-GSE loans.
While we believe that HAMP has had an adverse effect on the processing of delinquent loans and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened, the pace of modifications has slowed from 2010 indicating a lessened impact going forward. However, we cannot predict the ultimate impact that the government's initiatives under HAMP or other foreclosure relief and loan modification initiatives may have, or whether the government may take additional action to address the current housing market.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to continued elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focus their resources on complying with their consent orders and making modifications under the HAMP program in compliance with its requirements and new government directives intended to increase its success. We believe that the Foreclosure Settlement may result in more normalized foreclosure timelines in the future. However, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The current economic downturn has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes new requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” As a result we have experienced compression in our margins on our appraisal services because our customer contracts are at fixed prices, but the amount our appraisal management company must pay to the independent appraisers with whom it contracts has increased. It is difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.
We may incur additional costs and expenses due to investigations or other actions relating to default procedures.
As described in note 14 to our consolidated financial statements titled “Commitments and Contingencies,” a number of governmental agencies have been conducting separate inquiries concerning various current and past business practices in our default operations, and others may do so in the future. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. Due to the current scrutiny being placed on participants in the foreclosure process and the early stage of certain of these inquiries, it is difficult to predict the final outcome of these matters. In addition, in April 2011, we entered into a consent order with various banking agencies pursuant to which we agreed, among other things, to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. As further described in note 14 to our consolidated financial statements titled “Commitments and Contingencies,” we are subject to enforcement proceedings, civil litigation and regulatory actions and investigations relating to default matters, and could become subject to additional civil litigation and enforcement proceedings. Our accrual for legal and regulatory matters that are probable and estimable is $78.5 million as of December 31, 2011, and includes estimated costs of settlement, damages and associated legal fees and assumes no third party recoveries. There can be no assurance that we will not incur additional costs and expenses that would be material, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures or civil litigation.

If we fail to adapt our services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers and have difficulty attracting new customers for our services.
The markets for our services are characterized by constant technological changes, frequent introductions of new services and evolving industry standards. Our future success will be significantly affected by our ability to maintain sufficient liquidity to enhance our current services, and develop and introduce new services that address the increasingly sophisticated needs of our customers and their customers. These initiatives carry the risks associated with any new service development effort, including cost overruns, delays in delivery and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new services that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these services, or that our new services and their enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

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
We have approximately $1,149.2 million of total debt outstanding, consisting of (i) a senior secured credit agreement including a $400 million Revolving Credit Facility under which $10 million was outstanding at December 31, 2011, a $535 million Term Loan A under which $528.3 million was outstanding at December 31, 2011, and a $250 million Term Loan B under which $248.8 million was outstanding at December 31, 2011, and (ii) $362.0 million of senior unsecured notes outstanding at December 31, 2011. As of December 31, 2011, we also had additional borrowing capacity of approximately $388.2 million available under our revolving credit facility. We also have other contractual commitments and contingent obligations. See “Management’s discussion and analysis of results of operations and financial condition — Contractual obligations.”
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

•
approximately $387.1 million of the debt currently bears interest at a floating rate, which exposes us to the risk of increased interest rates (for example, a one percent increase in interest rates would result in a $1 million increase in our annual interest expense for every $100 million of floating rate debt we incur, which may make it more difficult for us to service our debt);

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
Goodwill was approximately $1,132.8 million, or approximately 50% of our total assets, as of December 31, 2011. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.
The results of our fiscal year 2011 annual assessment of the recoverability of goodwill indicated that the estimated fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2011. However, if the current economic downturn continues over a prolonged period or if the mortgage market continues to struggle, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.

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

•
risks associated with federal and state enforcement proceedings, inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters;

•	changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment;

•	changes in general economic, business and political conditions, including changes in the financial markets;

•	the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation;

•	risks associated with protecting information security and privacy;

•	our historical financial information may not be indicative of our results as a stand-alone company; and

•	other risks detailed elsewhere in this Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FIS occupies and pays us rent for 136,875 square feet in this facility. We also own one facility in Sharon, Pennsylvania. We lease office space as follows:

State	Number of Locations (1)
California, Texas	13
Florida, Colorado	7
Pennsylvania	6
Georgia	4
Minnesota	3
Arizona, North Carolina, New York, Nevada	2
Other	13
_______________________________________

(1)	Represents the number of locations in each state listed.
We have no leased properties outside the United States. We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

Litigation Matters

See Litigation and Regulatory Matters in note 14 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 3.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange under the ticker symbol “LPS.” As of January 31, 2012, there were approximately 8,150 registered holders of our common stock. The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock during the periods indicated.

	High	Low	Dividend
2011
First Quarter	$34.88	$28.77	$0.10
Second Quarter	$32.79	$19.55	$0.10
Third Quarter	$21.64	$13.69	$0.10
Fourth Quarter	$20.06	$12.91	$0.10

	High	Low	Dividend
2010
First Quarter	$43.09	$37.03	$0.10
Second Quarter	$39.87	$30.81	$0.10
Third Quarter	$34.88	$29.22	$0.10
Fourth Quarter	$33.65	$25.50	$0.10
We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by the terms of our debt agreements. A regular quarterly dividend of $0.10 per common share is payable on March 15, 2012 to stockholders of record as of the close of business on March 1, 2012.
The following table provides information as of December 31, 2011, about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,089,812	$30.85	4,866,194
Equity compensation plans not approved by security holders	—	—	—
Total	9,089,812		4,866,194

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of

Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. We did not repurchase any shares of our common stock in the fourth quarter of 2011.

Stock Performance Graph
This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Data Processing & Outsourced Services Index for the period commencing on July 3, 2008, the first trading day of the Company’s stock, and ending on December 31, 2011, the last trading day of fiscal year 2011. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange on July 3, 2008 and each index on June 30, 2008, and assumes that all dividends were reinvested on the date paid.

	2008			2009				2010				2011
	7/3	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Lender Processing Services, Inc.	100.0	97.8	94.7	98.9	90.0	124.0	132.4	123.3	102.5	109.2	97.3	106.5	69.4	45.7	50.6
Standard & Poor’s Midcap 400	100.0	89.1	66.4	60.6	72.0	86.4	91.2	99.5	89.9	101.7	115.5	126.3	125.3	100.4	113.5
Standard & Poor’s 1500 Data Processing & Outsourced Services Index	100.0	89.3	72.6	73.1	78.8	91.4	103.6	104.0	87.2	95.7	98.7	111.5	116.6	107.1	124.5

Item 6.	Selected Financial Data.
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

The consolidated statement of earnings data for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 and the consolidated balance sheet data as of December 31, 2011 and December 31, 2010 are derived from our audited financial statements included in this report. The combined statement of earnings data for the years ended December 31, 2008 and December 31, 2007 and the consolidated balance sheet data as of December 31, 2008 and combined balance sheet data as of December 31, 2007 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
Statement of Earnings Data:	2011	2010	2009	2008 (1)	2007 (2)
	(In thousands, except per share amounts)
Revenues	$2,090,112	$2,376,861	$2,299,088	$1,775,618	$1,512,496
Earnings from continuing operations, net of tax	$142,806	$316,286	$296,392	$254,017	$236,698
Net earnings attributable to Lender Processing Services, Inc.	$96,543	$302,344	$275,729	$230,888	$256,805
Net earnings per share — basic from continuing operations	$1.67	$3.40	$3.10	$2.66	$2.43
Weighted average shares — basic	85,554	93,095	95,632	95,353	97,335
Net earnings per share — diluted from continuing operations	$1.67	$3.38	$3.08	$2.65	2.42
Weighted average shares — diluted	85,685	93,559	96,152	95,754	97,697
_______________________________________

(1)
Weighted average shares - basic for the year ended December 31, 2008 is calculated using the average of the number of shares used to calculate the pro forma weighted average shares outstanding - basic for the three months ended March 31, June 30, September 30 and December 31, 2008. Weighted average shares - diluted for the year ended December 31, 2008 is calculated using the average of the number of shares used to calculate the pro forma weighted average shares outstanding - diluted for the three months ended March 31, June 30, September 30, and December 31, 2008.

(2)
Weighted average shares - basic for the year ended December 31, 2007 is calculated using one-half the number of outstanding shares of FIS as of December 31, 2007 because on completion of the spin-off, the number of shares of our outstanding common stock was expected to equal one-half of the number of FIS outstanding shares on the date of the spin-off. Weighted average shares - diluted for the year ended December 31, 2007 is calculated using one-half the number of dilutive FIS common stock equivalents as of the period end in respect of those stock-based awards expected to be converted to LPS stock awards.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$77,355	$52,287	$70,528	$125,966	$39,566
Total assets	$2,245,415	$2,251,843	$2,197,304	$2,103,633	$1,962,043
Long-term debt	$1,149,160	$1,249,401	$1,289,350	$1,547,451	$—
Cash dividends per share	$0.40	$0.40	$0.40	$0.20	$—

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)(2)
	(In thousands)
2011
Processing and services revenues	$537,183	$499,660	$519,437	$533,832
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	96,582	67,172	71,431	(11,317)
Net earnings attributable to Lender Processing Services, Inc.	55,929	21,365	40,450	(21,201)
2010
Processing and services revenues	$573,445	$579,280	$605,984	$618,152
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	123,769	135,769	132,136	118,461
Net earnings attributable to Lender Processing Services, Inc.	72,516	80,413	78,691	70,724
____________________________

(1)
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

(2)
During the fourth quarter of fiscal 2011, the Company's net earnings were adversely impacted by a legal and regulatory accrual of $78.5 million, as discussed in note 14 to the consolidated financial statements, and goodwill impairment charges of $17.8 million, as discussed in note 9 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Item 8: Financial Statements and Supplementary Data and the Notes thereto included elsewhere in this report.
Overview
We are a provider of integrated technology and services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Loan Transaction Services, which produced approximately 35% and 65%, respectively, of our revenues for the year ended December 31, 2011. A large number of financial institutions use our services. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our loan transaction services include our default management services, which are used by mortgage lenders, servicers, attorneys and trustees to reduce the expense of managing defaulted loans, and our loan facilitation services, which support most aspects of the closing of mortgage loan transactions by national lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•	our other software and related service offerings, including our mortgage origination software and our collaborative

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

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	our flood zone determination services, which assist lenders in determining whether a property is in a federally designated flood zone.

Our default management services include, among others:

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans;

•	foreclosure management services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services; and

•
asset management services, providing disposition services for our customers’ real estate owned properties through independent real estate brokers, attorneys and other vendors to facilitate the transaction.

Corporate overhead costs, including stock compensation expense, and other operations that are not included in our operating segments are included in Corporate and Other.
Business Trends and Conditions
Revenues in our loan facilitation businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The federal government has taken several steps over the last few years to attempt to address the downturn in the housing market, including steps to reduce interest rates and legislation such as the Homeowner Affordability and Stability Plan under which homeowners who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance.
The Mortgage Brokers Association estimates that the level of U.S. mortgage originations, by dollar volume, was $1.3 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 68% and 70%, respectively, of the total markets. The MBA’s Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will be approximately $1.0 trillion, with the decrease in activity being driven by substantially decreased refinancing activity. We believe the decrease in the MBA’s projections for 2012 is due to, among other things, current real estate prices, the potential for rising interest rates, and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. The revenues for our loan facilitation businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.
Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our loan facilitation and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected because it earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that the difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the impact of those events with increased market share, our mortgage processing revenues could be adversely affected.
In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, in addition to providing refinancing opportunities for borrowers who are current on their mortgage payments but have been unable to refinance because their homes have decreased in value, the HASP also provides for the Home Affordable Modification Program, a loan modification program targeted at borrowers who are at risk of foreclosure because their incomes are not sufficient to make their mortgage payments.
Through August 2011, the Treasury Department estimates that banks worked through most of the approximately 2.6 million loans currently eligible for the program, and offered 1.9 million trial modifications. Of those, approximately 1.7 million trial modifications were actually implemented and approximately 0.9 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program’s current criteria or if those criteria are broadened), the pace of modifications has slowed from 2010 indicating a lessened impact going forward.
On February 1, 2012, the Obama Administration announced new initiatives designed to increase mortgage refinancings, reduce foreclosures and improve the housing market. These initiatives are intended to, among other things: (i) enable certain borrowers with loans insured by Fannie Mae or Freddie Mac and certain borrowers with non-GSE loans to refinance their mortgages and take advantage of historically low interest rates; (ii) extend the forebearance period for unemployed borrowers with loans held by the GSEs and major banks from three months to one year ; and (iii) extend HAMP through December 31, 2013, while also relaxing the eligibility requirements and increasing the financial incentives for banks to participate in it. Implementation of these initiatives has begun, except for the refinancing initiatives. The GSEs have not yet started the refinancing program, and Congress would need to pass legislation to implement the refinancing program for non-GSE loans.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to continued elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focus their resources on complying with their consent orders and trying to make modifications under the HAMP program in compliance with its requirements and new government directives intended to increase its success. We believe that the Foreclosure Settlement may result in more normalized foreclosure timelines in the future. However, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The current economic downturn has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes new requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” As a result we have experienced compression in our margins on our appraisal services because our customer contracts are at fixed prices, but the amount our appraisal management company must pay to the independent appraisers with whom it contracts has increased. It is difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

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
Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and the allocation of the consideration based on each element's relative selling price. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our ability to identify fair value for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.
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
We are often party to multiple concurrent contracts with the same customer. These situations require judgment to determine whether the individual contracts should be aggregated or evaluated separately for purposes of revenue recognition. In making this determination we consider the timing of negotiating and executing the contracts, whether the different elements of the contracts are interdependent and whether any of the payment terms of the contracts are interrelated.
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
As of December 31, 2011 and 2010, goodwill was $1,132.8 million and $1,159.5 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.
During the year ended December 31, 2011, management committed to sell or dispose of certain business units within the Technology, Data and Analytics and Loan Transaction Services segments. As the businesses to be disposed of were not integrated into their respective segments following the original acquisition, the current carrying amount of the business units' goodwill has been included in the carrying amount of the business to be sold and tested for impairment. As a result of the Company's goodwill impairment tests performed over the to-be-disposed-of businesses, for the year ended December 31, 2011, a $35.5 million goodwill impairment charge was recognized in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax.
As of December 31, 2011 and 2010, intangible assets, net of accumulated amortization, were $39.1 million and $58.3 million, respectively, which consists primarily of customer relationships, customer contracts, purchase data files and trademarks. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to ten years. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
For the year ended December 31, 2011, certain operations and asset groups were analyzed for impairment based on changes in circumstances that indicated that the carrying amount of those assets may not be recoverable based on revised estimates of future cash flows. For the year ended December 31, 2011, we recognized impairments on intangible assets of $3.5 million related to customer relationships and $1.0 million related to other intangibles. The impairments are classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2011 and 2010, computer software, net of accumulated amortization was $228.9 million and $217.6 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, and are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future. For the year ended December 31, 2011, we recognized total impairments on computer software of $21.3 million, of which $12.9 million relates to certain operations and asset groups that management has decided to dispose of and are classified in the accompanying consolidated statement of operations within loss from discontinued operations, net of tax. We also recorded $8.4 million of asset impairments in continuing operations related to computer software projects that are no longer recoverable.
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

Loss Contingencies
ASC Topic 450, Contingencies ("ASC 450") requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We accrue legal fees associated with litigation claims that are probable and can be reasonably estimated. Our accrual for legal and regulatory matters that are probable and reasonably estimable is $78.5 million as of December 31, 2011 and includes estimated costs of settlement, damages and legal fees.

Recent Accounting Pronouncements
Discussion of recent accounting pronouncements is included in note 2 of the notes to our consolidated financial statements.
Related Party Transactions
Lee A. Kennedy has served as a director since our spin-off from FIS, and our Executive Chairman since September 15, 2009. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Mr. Kennedy served as Chairman of Ceridian Corporation ("Ceridian") from January 25, 2010 until July 28, 2011, and he also served as Chief Executive Officer of Ceridian from January 25, 2010 to August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods, we were party to certain agreements with Ceridian under which we incurred expenses.
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

A detail of related party items included in revenues for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010(1)	2009(2)
Title agency services	$—	$—	$74.8
Software development services	—	—	13.4
Other data related services	—	—	3.4
Total revenues	$—	$—	$91.6
_______________________________________

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

A detail of related party items included in expenses for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010 (1)	2009 (2)
Title plant information expense (3)	$—	$—	$4.1
Corporate services expense (4)	0.2	0.1	7.3
Licensing, leasing and cost sharing agreements (4)	—	—	(3.1)
Total expenses	$0.2	$0.1	$8.3
_______________________________________

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

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Results of Operations

				As a % of Revenue(1)			Variance 2011 vs. 2010(1)(2)		Variance 2010 vs. 2009(1)
Year Ended December 31,	2011	2010	2009	2011	2010	2009	$	%	$	%
	(In millions, except per share amounts)
Revenues	$2,090.1	$2,376.9	$2,299.1	100%	100%	100%	$(286.8)	(12)%	$77.8	3%
Cost of revenues	1,418.3	1,562.8	1,487.4	68%	66%	65%	(144.5)	(9)%	75.4	5%
Gross profit	671.8	814.1	811.7	32%	34%	35%	(142.3)	(17)%	2.4	—%
Gross margin	32%	34%	35%
Selling, general and administrative expenses	381.6	234.0	246.7	18%	10%	11%	147.6	63%	(12.7)	(5)%
Operating income	290.2	580.1	565.0	14%	24%	25%	(289.9)	(50)%	15.1	3%
Operating margin	14%	24%	25%
Other expense	66.3	70.0	83.3	(3)%	(3)%	(4)%	(3.7)	(5)%	(13.3)	(16)%
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	223.9	510.1	481.7	11%	21%	21%	(286.2)	(56)%	28.4	6%
Provision for income taxes	81.1	193.8	184.2	4%	8%	8%	(112.7)	(58)%	9.6	5%
Earnings from continuing operations before losses from unconsolidated entity, discontinued operations, and minority interest, net	142.8	316.3	297.5	7%	13%	13%	(173.5)	(55)%	18.8	6%
Losses from unconsolidated entity, discontinued operations and minority interest, net	46.3	13.9	21.7	2%	1%	1%	32.4	nm	(7.8)	(36)%
Net earnings attributable to Lender Processing Services, Inc.	$96.5	$302.4	$275.8	5%	13%	12%	$(205.9)	(68)%	$26.6	10%
Net earnings per share attributable to Lender Processing Services, Inc — diluted	$1.13	$3.23	$2.87
_______________________________________

(1)	Columns may not total due to rounding.

(2)	Certain percentages are not meaningful, indicated by "nm."
Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010
Revenues
Revenues decreased $286.8 million, or 12%, during 2011 when compared to 2010. The decrease was driven by a slowdown in our Loan Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. The increase in revenue in our Technology, Data and Analytics segment during the period is primarily due to the growth in our other data and analytics operations supporting both origination and default related activities and the conversion of two large servicers onto our Desktop platform in late 2010. The increases in revenue in the Technology, Data and Analytics segment were offset by a year-over-year decline in revenue in loan facilitation services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default management services due to lower foreclosure volumes resulting from continued delays due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Loan Facilitation Services revenue decreased 15% as compared to 2010 which compares favorably to the industry decline in total market refinancing volume of 22% as reported by the MBA. Default Services revenue decreased 23% as compared to 2010 which compares favorably to the RealtyTrac report of a 31% industry-wide decline in default notices as compared to the prior year.

Cost of Revenues
Cost of revenues decreased $144.5 million, or 9%, during 2011 when compared to 2010. Cost of revenues as a percentage of revenues was 68% during 2011 and 66% during 2010. Consistent with the decline in revenues, the overall decrease in cost of revenues was driven by a slowdown in our Loan Transaction Services segment partially offset by growth in our Technology, Data and Analytics segment and from charges related to severance benefits totaling $7.3 million resulting from various cost reduction programs and from a $6.4 million charge relating to the impairment of certain computer software projects.

Gross Profit
Gross profit was $671.8 million and $814.1 million during 2011 and 2010, respectively. Gross margin decreased to 32% during 2011 from 34% in 2010 as a result of the factors described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $147.6 million, or 63%, during 2011 when compared to 2010. Selling, general and administrative expenses as a percentage of revenues increased to 18% during 2011 from 10% during 2010 primarily due to a legal contingency accrual of $78.5 million, stock compensation acceleration charges of $10.5 million, restructuring charges, including severance benefits and other corporate charges of approximately $30.8 million, asset impairment charges of $2.0 million, and increased professional and legal fees relating to our compliance with the consent order and other ongoing litigation.
Operating Income
Operating income decreased $289.9 million, or 50%, during 2011 when compared to 2010. Operating margin decreased to 14% during 2011 from 24% during 2010 as a result of the factors described above.
Other Expense
Other expense, which consists of interest income, interest expense and other items, decreased $3.7 million, or 5%, during 2011 from 2010. During the year ended December 31, 2011, interest expense was impacted by an $8.0 million write-off of debt issuance costs related to the refinancing of our credit facilities, which was completed in August 2011. The increase in interest expense from the write-off of debt issuance costs was more than offset by a decrease in interest expense due to lower average interest rates and principal balances.
Provision for Income Taxes
The provision for income taxes decreased $112.7 million, or 58%, in 2011 when compared to 2010. The effective tax rate decreased to 36.2% in 2011 from 38.0% during 2010 primarily due an increase in federal deductions and credits related to the licensing and development of our technology applications.
Losses from Unconsolidated Entity, Discontinued Operations and Noncontrolling Minority Interest, Net
Losses from unconsolidated entity, discontinued operations and noncontrolling minority interest, net increased $32.4 million during 2011 as compared to 2010. The increase is due to impairment charges recorded on discontinued operations totaling $55.0 million, predominately related to goodwill impairments of $35.5 million, offset by an increase in the income tax benefit attributable to discontinued operations of $31.5 million.
Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
Net earnings and net earnings per diluted share totaled $96.5 million and $1.13, respectively, during 2011 and $302.4 million and $3.23, respectively, during 2010. The decreases in 2011 were a result of the factors described above, offset by a decrease in the weighted average average shares outstanding - diluted due to share repurchases made in connection with our authorized share repurchase program.
Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009
Revenues
Revenues increased $77.8 million, or 3%, during 2010 when compared to 2009. The increase was driven by growth in our Technology, Data and Analytics and Loan Transaction Services segments. The increase in our Technology, Data and Analytics segment was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase’s portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America’s portfolio deconversion at the beginning of 2010. Additionally, the increase in our Technology, Data and Analytics segment during the period resulted from revenue growth in our Desktop operation due to the conversion of two large servicers, as well as from our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process. The increase in our Loan Transaction Services segment during the period resulted from growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, partially offset by a decline in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the start of foreclosure proceedings from increased regulatory oversight, judicial actions and voluntary delays by the servicers.

Cost of Revenues
Cost of revenues increased $75.4 million, or 5%, during 2010 when compared to 2009. Cost of revenues as a percentage of revenues was 66% during 2010 and 65% during 2009. The year-over-year increase in cost of revenues as a percentage of revenues was due to a number of changes including: investments made in our Desktop platform and infrastructure during 2010 in advance of the conversion of two large servicers; a reduction of our Default Services revenues due to continued delays in foreclosure proceedings resulting from increased regulatory oversight, judicial actions and voluntary delays by the servicers; and an adjustment recorded in the fourth quarter of 2010 for an immaterial error pertaining to a 2008 and 2007 reserve for cost of revenues in the agency sales and posting operation of our default services business. These increases were partially offset by a change in revenue mix in our mortgage processing division as the loss of lower margin account-based revenue from Bank of America’s portfolio, which deconverted in January 2010, was replaced by higher margin project and activity fee-based revenue, as well as from market share gains in our loan facilitation services.
Gross Profit
Gross profit was $814.1 million and $811.7 million during 2010 and 2009, respectively. Gross margin decreased to 34% during 2010 from 35% in 2009 as a result of the factors described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12.7 million, or 5%, during 2010 when compared to 2009. Selling, general and administrative expenses as a percentage of revenues decreased to 10% during 2010 from 11% during 2009 primarily due to a charge totaling $9.0 million recognized during 2009 related to the retirement of three LPS directors, partially offset by a $4.3 million charge recognized during 2010 from the departure of our former chief financial officer, as well as from lower incentive compensation costs during 2010.
Operating Income
Operating income increased $15.1 million, or 3%, during 2010 when compared to 2009. Operating margin decreased to 24% during 2010 from 25% during 2009 as a result of the factors described above.
Other Expense
Other expense, which consists of interest income, interest expense and other items, decreased $13.3 million, or 16%. The decrease during 2010 was primarily due to a reduction in interest expense, which totaled $70.9 million and $84.6 million during 2010 and 2009, respectively, resulting from lower interest rates and principal balances.
Provision for Income Taxes
The provision for income taxes increased $9.6 million, or 5% . The effective tax rate decreased to 38.0% during 2010 from 38.25% during 2009 primarily due to utilization of available federal tax credits.
Losses from Unconsolidated Entity, Discontinued Operations and Noncontrolling Minority Interest, Net
Losses from unconsolidated entity, discontinued operations and noncontrolling minority interest, decreased $7.8 million, or 36% in 2010 as compared to 2009 due to decreased losses in our Tax Services group.
Net Earnings and Net Earnings Per Share Attributable to LPS — Diluted
Net earnings and net earnings per diluted share totaled $302.4 million and $3.23, respectively, during 2010 and $275.8 million and $2.87, respectively, during 2009. The increase during 2010 was a result of the factors described above, as well as from a reduction in the weighted average shares outstanding - diluted due to share repurchases made in connection with our authorized share repurchase program.

Segment Results of Operations — Technology, Data and Analytics

				As a % of Revenue(1)			Variance 2011 vs. 2010(1)		Variance 2010 vs. 2009(1)
Year Ended December 31,	2011(1)	2010(1)	2009(1)	2011	2010	2009	$	%	$	%
(In millions)
Revenues	$740.7	$693.3	$638.3	100%	100%	100%	$47.4	7%	$55.0	9%
Cost of revenues	437.1	378.6	351.7	59%	55%	55%	58.5	15%	26.9	8%
Gross profit	303.6	314.7	286.6	41%	45%	45%	(11.1)	(4)%	28.1	10%
Gross margin	41%	45%	45%
Selling, general and administrative expenses	67.8	58.7	50.3	9%	8%	8%	9.1	16%	8.4	17%
Operating income	$235.8	$256.0	$236.3	32%	37%	37%	$(20.2)	(8)%	$19.7	8%
Operating margin	32%	37%	37%
_______________________________________

(1)	Columns may not total due to rounding.

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010
Revenues
Revenues increased $47.4 million, or 7%, during 2011 when compared to 2010. The increases were primarily due to growth in our other data and analytics operations supporting both origination and default related activities and from the conversion of two large servicers onto our Desktop platform in late 2010. During the year ended December 31, 2011, the increase in revenues was partially offset by a change in estimate resulting in deferral of revenue of $6.0 million during the quarter ended September 30, 2011 related to our Desktop division.
Cost of Revenues
Cost of revenues increased $58.5 million, or 15%, during 2011 when compared to 2010. Cost of revenues as a percentage of revenues increased to 59% during 2011 from 55% in 2010. The increases were primarily due to growth in our other data and analytics operations supporting both origination and default related activities and from the conversion of two large servicers onto our Desktop platform in late 2010. For the year ended December 31, 2011, cost of revenues also increased due to charges related to severance benefits totaling $6.1 million resulting from various cost reduction programs, and a $4.8 million impairment charge relating to the write-down of computer software projects.
Gross Profit
Gross profit was $303.6 million and $314.7 million during 2011 and 2010, respectively. Gross margin decreased to 41% during 2011 from 45% during 2010 as a result of the factors described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.1 million, or 16%, during 2011 when compared to 2010. Selling, general and administrative expenses as a percentage of revenues increased to 9% during 2011 from 8% during 2010 due to severance benefits totaling $2.4 million resulting from various cost reduction programs as well as increased commissions as a result of the 7% increase in sales referenced above.
Operating Income
Operating income decreased $20.2 million, or 8%, during 2011 when compared to 2010. Operating margin decreased to 32% during 2011 from 37% during 2010 as a result of the factors described above.

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009

Revenues

Revenues increased $55.0 million, or 9%, during 2010 when compared to 2009. The increase was primarily driven by growth in our mortgage processing operation due to an increase in the number of loans serviced as a result of the conversion of JPMorgan Chase's portfolio during the third quarter of 2009, and from increases in project and loan activity fees, professional services and license-based revenues, partially offset by Bank of America's portfolio deconversion at the beginning of 2010. Additionally, the increase in our Technology, Data and Analytics segment during the period resulted from revenue growth in our Desktop operation due to the conversion of two large servicers, as well as from growth in our Empower and RealEC operations, which facilitate the movement of transactional data in the loan origination process.

Cost of Revenues

Cost of revenues increased $26.9 million, or 8%, during 2010 when compared to 2009. Cost of revenues as a percentage of revenues remained constant at 55%.

Gross Profit

Gross profit was $314.7 million and $286.6 million during 2010 and 2009, respectively. Gross margin remained constant at 45% during 2010 and 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.4 million, or 17%, during 2010 when compared to 2009. Selling, general and administrative expenses as a percentage of revenues remained constant at 8% during 2010 and 2009.

Operating Income

Operating income increased $19.7 million, or 8%, during 2010 when compared to 2009. Operating margin remained constant at 37% during 2009 and 2010.

Segment Results of Operations — Loan Transaction Services

				As a % of Revenue(1)			Variance 2011 vs. 2010(1)		Variance 2010 vs. 2009(1)
Year Ended December 31,	2011(1)	2010(1)	2009(1)	2011	2010	2009	$	%	$	%
(In millions)
Revenues	$1,355.5	$1,691.4	$1,682.3	100%	100%	100%	$(335.9)	(20)%	$9.1	1%
Cost of revenues	987.1	1,190.1	1,157.4	73%	70%	69%	(203.0)	(17)%	32.7	3%
Gross profit	368.4	501.3	524.9	27%	30%	31%	(132.9)	(27)%	(23.6)	(4)%
Gross margin	27%	30%	31%
Selling, general and administrative expenses	78.5	94.6	107.5	6%	6%	6%	(16.1)	(17)%	(12.9)	(12)%
Operating income	$289.9	$406.7	$417.4	21%	24%	25%	$(116.8)	(29)%	$(10.7)	(3)%
Operating margin	21%	24%	25%

_______________________________________

(1)	Columns may not total due to rounding.
Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010
Revenues
Revenues decreased $335.9 million, or 20%, during 2011 when compared to 2010. The decreases were primarily due to a slowdown in our loan facilitation services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default management services primarily due to lower foreclosure volumes resulting from continued delays due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. Loan Facilitation Services revenue decreased 15% as compared to 2010 which compares favorably to the industry decline in total market refinancing volume of 22% as reported by the MBA. Default Services revenue decreased 23% as compared to 2010 which compares favorably to the RealtyTrac report of a 31% industry-wide decline in default notices as compared to the prior year.
Cost of Revenues
Cost of revenues decreased $203.0 million, or 17%, during 2011 when compared to 2010. Cost of revenues as a percentage of revenues increased to 73% during 2011 from 70% during 2010 as a result of a slowdown in our loan facilitation services due to a decline in the volume of loan originations for the reasons noted above. The decrease in 2011 as compared to 2010 was impacted by an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses, offset by a $1.1 million charge related to severance benefits from our cost reduction program and a $1.6 million impairment charge relating to the write-down of obsolete computer software projects.
Gross Profit
Gross profit decreased $132.9 million, or 27%, during 2011 when compared to 2010. Gross margin decreased to 27% in 2011 from 30% during 2010 as a result of the factors described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $16.1 million, or 17%, during 2011 when compared to 2010. As a percentage of revenues, selling, general and administrative expenses remained constant at 6% during 2010 and 2011. During the year ended December 31, 2011, a $2.7 million charge was recognized related to severance benefits resulting from our various cost reduction programs.
Operating Income
Operating income decreased $116.8 million, or 29%, during 2011 when compared to 2010. Operating margin decreased to 21% during 2011 from 24% during 2010 as a result of the factors described above.

Year Ended December 31, 2010 Compared With the Year Ended December 31, 2009
Revenues
Revenues increased $9.1 million, or 1%, during 2010 when compared to 2009. The increase resulted from growth in our loan facilitation services, which include our front-end loan origination related services, due to market share gains in our title and appraisal services driven by our continued expansion into the retail branch, wholesale and correspondent channels, partially offset by a decline in our default management services primarily due to lower foreclosure volumes resulting from continued delays in the start of foreclosure proceedings from increased regulatory oversight, judicial actions and voluntary delays by the servicers.
Cost of Revenues
Cost of revenues increased $32.7 million, or 3%, during 2010 when compared to 2009. Cost of revenues as a percentage of revenues increased to 70% during 2010 from 69% during 2009 as a result of a reduction of our Default Services revenues due to continued delays in foreclosure proceedings resulting from increased regulatory oversight, judicial actions and voluntary delays by our customers, and from an adjustment recorded in the fourth quarter of 2010 for an immaterial error pertaining to a 2008 and 2007 reserve for cost of revenues in the agency sales and posting operation of our default services business. The impact of these items was partially offset by higher revenue and margin growth in our loan facilitation operations due to continued market share gains.
Gross Profit
Gross profit decreased $23.6 million, or 4%, during 2010 when compared to 2009. Gross margin decreased to 30% in 2010 from 31% during 2009 as a result of the factors described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $12.9 million, or 12%, during 2010 when compared to 2009. As a percentage of revenues, selling, general and administrative expenses remained constant at 6% during 2010 and 2009.
Operating Income
Operating income decreased $10.7 million, or 3%, during 2010 when compared to 2009. Operating margin decreased to 24% during 2010 from 25% during 2009 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
The Corporate and Other segment consists of corporate overhead costs that are not included in the other segments as well as certain smaller operations. Operating loss for this segment was $235.6 million, $82.6 million and $88.8 million during 2011, 2010 and 2009, respectively.
The increase in operating loss during 2011 as compared to 2010 was primarily due to a legal contingency accrual of $78.5 million, stock compensation acceleration charges of $10.5 million, restructuring charges, including severance benefits and corporate charges of approximately $25.8 million, asset impairment charges of $2.0 million, and increased professional and legal fees relating to our compliance with the consent order and other ongoing litigation.
The decrease in operating loss during 2010 as compared to 2009 was primarily due to a charge totaling $6.8 million recognized in 2009 related to the retirement of three LPS directors, and from lower current period incentive compensation costs. These decreases were partially offset by increased stock compensation expense which was $32.1 million and $28.0 million during 2010 and 2009, respectively, and a $4.3 million charge relating to the departure of our former chief financial officer in 2010.

Liquidity and Capital Resources
Cash Requirements
Our cash requirements include cost of revenues, selling, general and administrative expenses, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends and business acquisitions. Our principal source of funds is from cash generated by our operations.

At December 31, 2011, we had cash on hand of $77.4 million and debt of $1,149.2 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of December 31, 2011, we also have remaining availability under our revolving credit facility of $388.2 million.
We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. On February 2, 2012, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable March 15, 2012 to stockholders of record as of the close of business on March 1, 2012. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.
On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available there-under. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the year ended December 31, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of December 31, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.
Operating Activities
Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $477.9 million, $448.7 million and $443.7 million during 2011, 2010 and 2009, respectively. The increase in cash provided by operating activities during 2011 when compared to 2010 was primarily related to working capital improvements from accounts receivable collections. The increase in cash provided by operating activities during 2010 when compared to 2009 was primarily related to an increase in earnings as adjusted for noncash items, as well as from improvements in working capital management.
Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $155.7 million, $152.4 million and $179.7 million during 2011, 2010 and 2009, respectively. The increase in cash used in investing activities during 2011 when compared to 2010 was primarily related to a $19.5 million increase in investments in title plants and property records data, partially offset by lower capital expenditures and acquisitions. The decrease in cash used in investing activities during 2010 when compared to 2009 was primarily due to a reduction in the level of acquisition and disposition related activities during 2010, and from a reduction in the level of title plant acquisitions during 2010, partially offset by an increase in investment related activities as well as from an increase in capital expenditures.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $104.9 million, $108.3 million and $98.8 million on capital expenditures during 2011, 2010 and 2009, respectively.
We acquired PCLender.com, Inc. in 2011, True Automation, Inc. during 2010, and Rising Tide, Verification Bureau and FNRES during 2009. We spent (net of cash acquired) approximately $9.8 million, $18.8 million and $31.1 million on acquisitions during 2011, 2010 and 2009, respectively.
Financing Activities
Financing cash flows consist primarily of our borrowings, related debt issuance costs and service payments, proceeds from the sale of shares through our employee equity incentive plans, repurchase of treasury shares, repurchase of noncontrolling minority interests and payment of dividends to stockholders.
Cash used in financing activities was approximately $297.1 million, $314.5 million and $319.4 million during 2011, 2010 and 2009, respectively. The decrease in cash used in financing activities during 2011 when compared to 2010 was primarily related to a decrease in the level of treasury stock repurchases from $246.5 million in 2010 to $136.9 million in 2011, offset by an increase in net debt service payments, totaling $95.2 million in 2011 as compared to a total of $40.1 million during 2010. The 2011 Credit Agreement provides the Company with lower principal payment requirements, increased capacity under our revolver, an attractive long-term cost of capital, and an extended maturity date, which further enhances the Company's future financial flexibility and liquidity.
The decrease in cash used in financing activities during 2010 when compared to 2009 was due to prepayments on our debt facility made during 2009, partially offset by an increase in the level of treasury stock repurchases during 2010.
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

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an initial aggregate principal amount of $250 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage to be determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

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

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the 2011 Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

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
The obligations under the 2011 Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all of our respective assets as collateral security for the obligations under the 2011 Credit Agreement and our respective guarantees.
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

We paid fees and other costs of $22.3 million associated with the refinancing transactions, including fees to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with FASB ASC 470 - Debt , we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees associated with the old debt. As a result of that analysis, we recorded a writeoff of unamortized debt issuance costs associated with the old debt of $5.7 million, and capitalized the remaining existing unamortized fees related to the old debt of $2.5 million, which will be amortized as an increase to interest expense over the term of the new debt using the effective interest method. Of the $22.3 million of fees associated with the refinancing, $20.0 million was capitalized and will be amortized as an increase to interest expense over the term of the new debt using the effective interest method and the remaining $2.3 million was expensed.

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

The loans under the 2008 Credit Agreement accrued interest at a floating rate, which is an applicable margin plus, at our option, either (a) the Eurodollar (LIBOR) rate or (b) the higher of (i) the prime rate or (ii) the federal funds rate plus 0.5% (the higher of clauses (i) and (ii), the “ABR rate”). The annual margin on the Term A Loan and the revolving credit facility was a percentage per annum to be determined in accordance with a leverage ratio-based pricing grid and on the Term B Loan was 2.5% in the case of LIBOR loans and 1.5% in the case of ABR rate loans.

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at December 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements.

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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at December 31, 2011 is estimated to be approximately 98% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.
Interest Rate Swaps
We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. See note 13 of the notes to consolidated financial statements for a detailed description of our interest rate swaps.
Contractual Obligations
Our long-term contractual obligations generally include our debt, data processing and maintenance commitments and operating lease payments on certain of our property and equipment and deferred compensation obligations. As of December 31, 2011, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$39,310	$35,975	$62,688	$82,750	$692,187	$236,250	$1,149,160
Interest on long-term debt (1)	64,363	63,837	60,676	60,369	53,587	27,961	330,793
Data processing and maintenance commitments	19,721	6,585	5,481	—	—	—	31,787
Operating lease payments	20,842	14,466	7,935	4,974	296	—	48,513
Deferred compensation (2)	—	—	—	—	—	20,678	20,678
Total	$144,236	$120,863	$136,780	$148,093	$746,070	$284,889	$1,580,931
_______________________________________

(1)	Used 12/31/2011 3 month LIBOR forward curve for future interest obligations on long-term debt.

(2)	Deferred compensation is presented as payable after 2016 because of the uncertain timing of the payables.

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
Escrow Arrangements
In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $188.9 million.

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
We are a highly leveraged company, with approximately $1,149.2 million in long-term debt outstanding as of December 31, 2011. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2011, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $2.0 million.

Item 8.	Financial Statements and Supplementary Data
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lender Processing Services, Inc.:
We have audited Lender Processing Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Lender Processing Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/  KPMG LLP
February 29, 2012
Jacksonville, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Lender Processing Services, Inc.:
We have audited the accompanying consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lender Processing Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lender Processing Services, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/  KPMG LLP
February 29, 2012
Jacksonville, Florida
Certified Public Accountants

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,355	$52,287
Trade receivables, net	345,048	419,647
Other receivables	1,423	4,910
Prepaid expenses and other current assets	33,004	38,328
Deferred income taxes, net	74,006	44,102
Total current assets	530,836	559,274

Property and equipment, net	121,245	123,897
Computer software, net	228,882	217,573
Other intangible assets, net	39,140	58,269
Goodwill	1,132,828	1,159,539
Other non-current assets (inclusive of investments carried at fair value of $55.6 million and $32.5 million at December 31, 2011 and 2010, respectively) - see note 5	192,484	133,291
Total assets	$2,245,415	$2,251,843
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,310	$145,154
Trade accounts payable	43,105	51,610
Accrued salaries and benefits	64,383	55,230
Recording and transfer tax liabilities	11,901	10,879
Other accrued liabilities	235,209	145,203
Deferred revenues	64,078	57,651
Total current liabilities	457,986	465,727

Deferred revenues	34,737	36,893
Deferred income taxes, net	122,755	96,732
Long-term debt, net of current portion	1,109,850	1,104,247
Other non-current liabilities	32,099	22,030
Total liabilities	1,757,427	1,725,629
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at December 31, 2011 and 2010	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at December 31, 2011 and 2010	10	10
Additional paid-in capital	250,533	216,896
Retained earnings	658,146	596,168
Accumulated other comprehensive loss	(1,783)	(283)
Treasury stock at cost; 13.0 million and 8.6 million shares at December 31, 2011 and 2010, respectively	(418,918)	(286,577)
Total stockholders’ equity	487,988	526,214
Total liabilities and stockholders’ equity	$2,245,415	$2,251,843
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Revenues (note 3)	$2,090,112	$2,376,861	$2,299,088
Cost of revenues (note 3)	1,418,324	1,562,818	1,487,443
Gross profit	671,788	814,043	811,645
Selling, general, and administrative expenses (notes 3 and 14)	381,606	233,953	246,681
Operating income	290,182	580,090	564,964
Other income (expense):
Interest income	1,451	982	1,389
Interest expense	(67,583)	(71,277)	(84,742)
Other income (expense), net	(182)	340	19
Total other income (expense)	(66,314)	(69,955)	(83,334)
Earnings from continuing operations before income taxes and equity in losses of unconsolidated entity	223,868	510,135	481,630
Provision for income taxes	81,062	193,849	184,224
Earnings from continuing operations before equity in losses of unconsolidated entity	142,806	316,286	297,406
Equity in losses of unconsolidated entity	—	—	(37)
Earnings from continuing operations	142,806	316,286	297,369
Loss from discontinued operations, net of tax	(46,263)	(13,942)	(20,663)
Net earnings	96,543	302,344	276,706
Net earnings attributable to noncontrolling minority interest	—	—	(977)
Net earnings attributable to Lender Processing Services, Inc.	$96,543	$302,344	$275,729

Amounts attributable to Lender Processing Services, Inc.:
Earnings from continuing operations, net of tax	$142,806	$316,286	$296,392
Loss from discontinued operations, net of tax	(46,263)	(13,942)	(20,663)
Net earnings	$96,543	$302,344	$275,729

Net earnings per share — basic from continuing operations	$1.67	$3.40	$3.10
Net loss per share — basic from discontinued operations	(0.54)	(0.15)	(0.22)
Net earnings per share — basic	$1.13	$3.25	$2.88
Weighted average shares outstanding — basic	85,554	93,095	95,632

Net earnings per share — diluted from continuing operations	$1.67	$3.38	$3.08
Net loss per share — diluted from discontinued operations	(0.54)	(0.15)	(0.21)
Net earnings per share — diluted	$1.13	$3.23	$2.87
Weighted average shares outstanding — diluted	85,685	93,559	96,152

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Net earnings attributable to Lender Processing Services, Inc.	$96,543	$302,344	$275,729
Other comprehensive earnings (loss):
Unrealized gain (loss) on other investments, net of tax	1,267	(224)	(163)
Unrealized gain (loss) on interest rate swaps, net of tax(1)	(2,767)	7,571	6,200
Other comprehensive earnings (loss)	(1,500)	7,347	6,037
Comprehensive earnings attributable to Lender Processing Services, Inc.	$95,043	$309,691	$281,766
_______________________________________

(1)	Net of income tax expense (benefit) of ($1.8 million), $4.7 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2011, 2010 and 2009

	Lender Processing Services, Inc. Stockholders’ Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Noncontrolling Minority Interest	Total Equity
					(In thousands)
Balances, December 31, 2008	95,284	$9	$111,849	$93,540	$(13,667)	(20)	$(582)	$11,252	$202,401
Net distribution to FIS	—	—	(434)	—	—	—	—	—	(434)
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	275,729	—	—	—	—	275,729
Net earnings attributable to noncontrolling minority interest	—	—	—	—	—	—	—	977	977
Acquisition of outstanding noncontrolling minority interest (note 4)	—	—	5,379	—	—	—	—	(12,229)	(6,850)
Issuance of restricted stock	480	—	—	—	—	—	—	—	—
Cash dividends paid(1)	—	—	—	(38,306)	—	—	—	—	(38,306)
Exercise of stock options and restricted stock vesting	1,285	1	25,667	—	—	(573)	(17,570)	—	8,098
Tax benefit associated with equity compensation	—	—	2,921	—	—	—	—	—	2,921
Stock-based compensation	—	—	28,042	—	—	—	—	—	28,042
Treasury stock repurchases	—	—	—	—	—	(617)	(22,757)	—	(22,757)
Unrealized loss on investments, net	—	—	—	—	(163)	—	—	—	(163)
Unrealized gain on interest rate swaps, net	—	—	—	—	6,200	—	—	—	6,200
Balances, December 31, 2009	97,049	10	173,424	330,963	(7,630)	(1,210)	(40,909)	—	455,858
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	302,344	—	—	—	—	302,344
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Cash dividends declared (1) (2)	—	—	—	(37,139)	—	—	—	—	(37,139)
Exercise of stock options and restricted stock vesting	376	—	11,230	—	—	54	881	—	12,111
Tax benefit associated with equity compensation	—	—	165	—	—	—	—	—	165
Stock-based compensation	—	—	32,077	—	—	—	—	—	32,077
Treasury stock repurchases	—	—	—	—	—	(7,425)	(246,549)	—	(246,549)
Unrealized loss on investments, net	—	—	—	—	(224)	—	—	—	(224)
Unrealized gain on interest rate swaps, net	—	—	—	—	7,571	—	—	—	7,571
Balances, December 31, 2010	97,427	10	216,896	596,168	(283)	(8,581)	(286,577)	—	526,214
Net earnings attributable to Lender Processing Services, Inc.	—	—	—	96,543	—	—	—	—	96,543
Cash dividends declared (1) (2)	—	—	—	(34,565)	—	—	—	—	(34,565)
Exercise of stock options and restricted stock vesting	—	—	(7,199)	—	—	121	4,537	—	(2,662)
Income tax expense from exercise of stock options	—	—	(873)	—	—	—	—	—	(873)
Stock-based compensation	—	—	41,709	—	—	—	—	—	41,709
Treasury stock repurchases	—	—	—	—	—	(4,561)	(136,878)	—	(136,878)
Unrealized gain on investments, net	—	—	—	—	1,267	—	—	—	1,267
Unrealized loss on interest rate swaps, net	—	—	—	—	(2,767)	—	—	—	(2,767)
Balances, December 31, 2011	97,427	$10	$250,533	$658,146	$(1,783)	(13,021)	$(418,918)	$—	$487,988
________________________________________
(1)Dividends were paid at $0.10 per common share per quarter.
(2)Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings	$96,543	$302,344	$275,729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,828	98,761	97,922
Amortization of debt issuance costs	10,017	4,716	5,404
Loss (gain) on sale of discontinued operations	849	—	(2,574)
Asset impairment charges	71,995	—	—
Deferred income taxes, net	(4,761)	30,417	25,463
Stock-based compensation cost	41,709	32,077	28,042
Income tax effect of equity compensation	873	(165)	(2,921)
Equity in losses of unconsolidated entity	—	—	37
Minority interest	—	—	977
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	72,446	(17,802)	(49,602)
Other receivables	3,303	(1,126)	13,637
Prepaid expenses and other assets	(6,274)	(22,859)	(11,578)
Deferred revenues	3,975	(11,687)	11,316
Accounts payable, accrued liabilities and other liabilities	88,356	34,018	51,836
Net cash provided by operating activities	477,859	448,694	443,688

Cash flows from investing activities:
Additions to property and equipment	(32,768)	(40,653)	(40,890)
Additions to capitalized software	(72,111)	(67,603)	(57,885)
Purchases of investments, net of proceeds from sales	(21,509)	(20,956)	—
Acquisition of title plants and property records data	(23,967)	(4,401)	(17,219)
Acquisitions, net of cash acquired	(9,802)	(18,823)	(31,103)
Proceeds from sale of discontinued operations, net of cash distributed	4,451	—	(32,638)
Net cash used in investing activities	(155,706)	(152,436)	(179,735)

Cash flows from financing activities:
Borrowings	1,005,000	—	—
Debt service payments	(1,100,242)	(40,109)	(254,497)
Debt issuance costs paid	(22,059)	—	—
Exercise of stock options and restricted stock vesting	(2,662)	12,111	8,098
Income tax effect of equity compensation	(873)	165	2,921
Dividends paid	(34,446)	(37,139)	(38,306)
Treasury stock repurchases	(136,878)	(246,549)	(22,757)
Bond repurchases	(4,925)	—	(8,000)
Acquisition of outstanding noncontrolling minority interest	—	—	(6,850)
Payment of contingent consideration related to acquisitions	—	(2,978)	—
Net cash used in financing activities	(297,085)	(314,499)	(319,391)
Net increase (decrease) in cash and cash equivalents	25,068	(18,241)	(55,438)
Cash and cash equivalents, beginning of year	52,287	70,528	125,966
Cash and cash equivalents, end of year	$77,355	$52,287	$70,528

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,975	$69,005	$81,698
Cash paid for taxes	$56,538	$151,436	$154,595

Non-cash investing and financing activities:
Non-cash redistribution of assets to FIS	$—	$—	$434
Non-cash consideration received from sale of discontinued operation	$—	$—	$40,310
Non-cash consideration issued in acquisition of business	$—	$—	$(5,162)
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation formerly known as Certegy Inc., and its subsidiaries, that owned all of LPS’s shares until July 2, 2008; and all references to “FNF” are to Fidelity National Financial, Inc. (formerly known as Fidelity National Title Group, Inc.).

(1)	Description of Business
Lender Processing Services, Inc. Spin-off Transaction
Our former parent, Fidelity National Information Services, Inc., is a Georgia corporation formerly known as Certegy Inc. In October 2007, the board of directors of FIS approved a plan of restructuring pursuant to which FIS would spin off its lender processing services segment to its shareholders in a tax free distribution. Pursuant to this plan of restructuring, on June 16, 2008, FIS contributed to us substantially all of its interest in the assets, liabilities, businesses and employees related to FIS’s lender processing services operations in exchange for shares of our common stock and $1,585.0 million aggregate principal amount of our debt obligations, including our senior notes and debt obligations under our 2008 Credit Agreement described in note 13.
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

•
our other software and related service offerings, including our mortgage origination software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•
our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, and our aggregated property and loan data services.

Our Loan Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our loan facilitation services, and in the management of mortgage loans that go into default, which we refer to as default management services.
Our loan facilitation services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	flood zone determination services, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default management services include, among others:

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans;

•	foreclosure management services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services; and

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

(a)	Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.

(b)	Fair Value
Fair Value of Financial Assets and Liabilities
The fair values of financial assets and liabilities are determined using the following fair value hierarchy:

•	Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables set forth by level within the fair value hierarchy our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily include short-term financial assets and liabilities and long term debt, are estimated as of year-end and disclosed elsewhere in these notes.

As of December 31, 2011 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 5)	Asset	$55.6	$6.9	$48.7	$—	$55.6
Interest rate swaps (note 13)	Liability	$5.4	$—	$5.4	$—	$5.4

As of December 31, 2010 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 5)	Asset	$32.5	$6.8	$25.7	$—	$32.5
Interest rate swaps (note 13)	Liability	$0.9	$—	$0.9	$—	$0.9

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

(c)	Management Estimates
The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the recoverability of long-lived assets and goodwill, allowance for doubtful accounts, the assessment of loss contingencies, income tax reserves and the recognition of revenue related to software contracts. Actual results that we experience could differ from our estimates.

(d)	Cash and Cash Equivalents
Highly liquid instruments purchased with original maturities of three months or less are considered cash equivalents. Cash equivalents are predominantly invested with high credit quality financial institutions and consist of short-term investments, such as demand deposit accounts, money market accounts, money market funds and time deposits. The carrying amounts of these instruments reported in the consolidated balance sheets approximate their fair value because of their immediate or short-term maturities.

(e)	Trade Receivables, Net
The carrying amounts reported in the consolidated balance sheets for trade receivables approximate their fair value because of their immediate or short-term maturities.

A summary of trade receivables, net of an allowance for doubtful accounts, at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Trade receivables — billed	$349,503	$419,634
Trade receivables — unbilled	31,558	33,552
Total trade receivables	381,061	453,186
Allowance for doubtful accounts	(36,013)	(33,539)
Total trade receivables, net	$345,048	$419,647
The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the consolidated balance sheet dates. A summary of the roll forward of allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Balance at Beginning of Period	Bad Debt Expense	Writeoffs, Net of Recoveries	Transfers and Acquisitions	Balance at End of Period
Year ended December 31, 2009	$(27,200)	(15,443)	16,464	215	$(25,964)
Year ended December 31, 2010	$(25,964)	(24,914)	17,339	—	$(33,539)
Year ended December 31, 2011	$(33,539)	(22,811)	20,337	—	$(36,013)

(f)	Other Receivables
The carrying amounts reported in the consolidated balance sheets for other receivables approximate their fair value.

(g)	Deferred Contract Costs
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
As of December 31, 2011 and 2010, we had approximately $34.6 million and $30.6 million, respectively, recorded as deferred contract costs that were classified in prepaid expenses and other current assets and other non-current assets in our consolidated balance sheets. Amortization expense for deferred contract costs was $7.1 million, $7.3 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in cost of revenues in the accompanying consolidated statements of earnings.

(h)	Long-Lived Assets
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

(i)	Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: 30 years for buildings and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial terms of the applicable leases or the estimated useful lives of such assets.

(j)	Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years.
Internally developed software costs are amortized using the greater of the straight-line method over the estimated useful life or based on the ratio of current revenues to total anticipated revenue over the estimated useful lives. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.

(k)	Intangible Assets
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

(l)	Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized, and is tested for impairment annually, or more frequently if circumstances indicate potential impairment. We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We have four reporting units that carry goodwill as of the balance sheet date — Technology, Loan Facilitation Services, Data and Analytics and Default Services. We measure for impairment on an annual basis during the fourth quarter using a September 30th measurement date. The results of our fiscal year 2011 annual assessment of the recoverability of goodwill indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, and thus no goodwill impairment existed as of December 31, 2011 other than related to discontinued operations, as described in note 10.

(m)	Trade Accounts Payable
The carrying amounts reported in the consolidated balance sheets for trade accounts payable approximate their fair value because of their immediate or short-term maturities.

(n)	Loss Contingencies
ASC Topic 450, Contingencies ("ASC 450") requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We accrue estimated legal fees associated with loss contingencies for which we believe a loss is probable and can be reasonably estimated.

(o)	Restructuring Activities
We apply the provisions of ASC Topic 420, Exit or Disposal Cost Obligations ("ASC 420") and ASC Topic 712, Nonretirement Postemployment Benefits ("ASC 712") in the recording of severance costs. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Severance costs accounted for under ASC 712 are recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. At each reporting date, we evaluate our accruals for restructuring costs to ensure they are still appropriate.

(p)	Deferred Compensation Plan
LPS maintains a deferred compensation plan (the “Plan”) which is available to certain LPS management level employees and directors. The Plan permits participants to defer receipt of part of their current compensation. Participant benefits for the Plan are provided by a funded rabbi trust.
The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants and is included as a long-term liability in the accompanying consolidated balance sheets. The related plan assets are classified within other non-current assets in the accompanying consolidated balance sheets and are reported at market value. The deferred compensation liability totaled $20.7 million and $21.6 million as of December 31, 2011 and 2010, respectively, and approximates the fair value of the corresponding asset.

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
In our Technology, Data and Analytics segment, we recognize revenues relating to mortgage processing, outsourced business processing services, data and analytics services, along with software licensing and software related services. In some cases, these services are offered in combination with one another, and in other cases we offer them individually. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed, transactions processed and computer resources utilized.
The substantial majority of the revenues in our Technology, Data and Analytics segment are from outsourced data processing, data and valuation related services, and application management arrangements. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. During the implementation phase, revenues and costs related to implementation, conversion and programming services associated with our data processing and application management agreements are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.
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
Selling, general, and administrative expenses include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general, and administrative expenses also include depreciation of non-operating assets, professional and legal fees, advertising costs and other marketing-related programs.

(t)	Stock-Based Compensation Plans
We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Compensation cost is measured based on the fair value of the award at the grant date and recognized on a straight-line or graded vesting basis over the vesting period.

(u)	Income Taxes
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
The following table summarizes earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Earnings from continuing operations, net of tax	$142,806	$316,286	$296,392
Loss from discontinued operations, net of tax	(46,263)	(13,942)	(20,663)
Net earnings	$96,543	$302,344	$275,729
Net earnings per share — basic from continuing operations	$1.67	$3.40	$3.10
Net loss per share — basic from discontinued operations	(0.54)	(0.15)	(0.22)
Net earnings per share — basic	$1.13	$3.25	$2.88
Weighted average shares outstanding — basic	85,554	93,095	95,632
Net earnings per share — diluted from continuing operations	$1.67	$3.38	$3.08
Net loss per share — diluted from discontinued operations	(0.54)	(0.15)	(0.21)
Net earnings per share — diluted	$1.13	$3.23	$2.87
Weighted average shares outstanding — diluted	85,685	93,559	96,152

Options to purchase approximately 8.8 million and 4.7 million shares of our common stock for the years ended December 31, 2011 and 2010, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of December 31, 2011, 1.4 million shares of restricted stock are not included in the computation of diluted earnings per share due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the year ended December 31, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. As of December 31, 2011, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(w)	Recent Accounting Pronouncements

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

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The guidance requires a publicly traded entity that has entered into a business combination to disclose certain pro forma information about the revenues and earnings of the combined entity within the notes to the financial statements. This guidance requires that the pro forma information be presented as if the business combination occurred at the beginning of the prior annual reporting period for purposes of calculating both the current reporting period and the prior reporting period pro forma financial information. The guidance also requires that this disclosure be accompanied by a narrative description of the amount and nature of material nonrecurring pro forma adjustments. We adopted the new guidance on January 1, 2011. As the new guidance only requires enhanced disclosures, it had no impact on the Company's statements of financial position or operations.

In October 2009, the FASB issued 2009-13, Multiple-Deliverable Revenue Arrangements. The guidance eliminates the requirement that all undelivered elements have Vendor Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) of standalone selling price before an entity can recognize the portion of an overall arrangement fee that is attributable to items that have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities are required to estimate the selling prices of those elements. The overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements is no longer permitted upon adoption of this new guidance. Additional disclosure is required about multiple-element revenue arrangements, as well as qualitative and quantitative disclosure about the effect of the change, if material. We adopted the amendment prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. Adoption of this pronouncement did not have a material impact on our consolidated statements of financial position or operations.

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

(3)	Transactions with Related Parties
Lee A. Kennedy has served as a director since our spin-off from FIS, and our Executive Chairman since September 15, 2009. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Mr. Kennedy served as Chairman of Ceridian Corporation ("Ceridian") from January 25, 2010 until July 28, 2011, and he also served as Chief Executive Officer of Ceridian from January 25, 2010 to August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods, we were party to certain agreements with Ceridian from which we incurred expenses. A summary of the Ceridian related party agreements in effect as of December 31, 2011 is as follows:

•
FMLA Administrative Services.  Ceridian provides certain administrative services to our human resources group, including Family and Medical Leave Act (“FMLA”) administrative services, military leave administrative services, flexible spending account services and tax processing services. Each of the administrative services agreements has an initial term of one year beginning in January 2010 and is automatically renewable for successive one year terms unless either party gives 90 days prior written notice. Each agreement may be terminated upon 30 days written notice in the event of a breach.

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
Agreements with FNF from which we received related party revenues in 2009 include:

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

Agreements from which we incurred related party expenses from FNF in 2009 and FIS in 2009 and 2010 include:

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

•
Corporate aircraft use agreements.  Historically the Company has had access to certain corporate aircraft owned or leased by FNF and by FIS. Pursuant to an aircraft interchange agreement, LPS is included as an additional permitted user of corporate aircraft leased by FNF and FIS. FNF and FIS also continue to be permitted users of any aircraft leased by LPS. LPS was also added as a party to the aircraft cost sharing agreement that was previously signed between FNF and FIS. Under this agreement, the Company and FIS share the costs of one of FNF’s aircraft that is used by all of the entities. The cost for use of each aircraft under the aircraft interchange agreement is calculated on the same basis and reflects the costs attributable to the time the aircraft is in use by the user. The aircraft interchange agreement is terminable by any party on 30 days’ prior notice. The costs under the aircraft cost sharing agreement are shared equally among FNF, FIS and the Company, and the agreement remains in effect until the earlier of June 14, 2015 or FNF's replacement of the aircraft.

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

We believe the amounts charged by Ceridian, and earned from or charged by FNF or FIS under the above-described service arrangements were fair and reasonable. We believe that the aggregate commission rate on title insurance policies was consistent with the blended rate that would have been available to a third party title agent given the amount and the geographic distribution of the business produced and the low risk of loss profile of the business placed. The software development services provided to FNF were priced within the range of prices we offer to third parties. These transactions between us and FIS and FNF are subject to periodic review for performance and pricing.
A detail of related party items included in revenues for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010(1)	2009(2)
Title agency services	$—	$—	$74.8
Software development services	—	—	13.4
Other data related services	—	—	3.4
Total revenues	$—	$—	$91.6
_______________________________________

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

A detail of related party items included in expenses for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010(1)	2009(2)
Title plant information expense(3)	$—	$—	$4.1
Corporate services expense(4)	0.2	0.1	7.3
Licensing, leasing and cost sharing agreements(4)	—	—	(3.1)
Total expenses	$0.2	$0.1	$8.3
_______________________________________

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

(3)	Included in cost of revenues.

(4)	Included in selling, general and administrative expenses.

(4)	Acquisitions
The results of operations and financial position of other entities acquired during the years ended December 31, 2011, 2010 and 2009 are included in the consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2009 through December 31, 2011 was not significant individually or in the aggregate to our historical financial results.

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
NRC Rising Tide National Auction & REO Solutions, LLC
On October 30, 2009, our subsidiary, LPS Auction Solutions, LLC, acquired substantially all of the assets of NRC Rising Tide National Auction & REO Solutions, LLC (“Rising Tide”) for a $3.7 million cash payment and a contingent earn-out payment not to exceed $30.0 million. As a result of the transaction, we recognized a contingent earn-out liability totaling $28.2 million. During 2010, while in the process of finalizing our review of contingent liabilities resulting from the purchase, and based on information available at the date of acquisition, we recorded a decrease to the contingent earn-out liability of $22.2 million, with a corresponding decrease to goodwill of $20.6 million and other intangibles of $1.6 million. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Rising Tide was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Rising Tide was classified as a discontinued operation as of December 31, 2011. See note 10, "Discontinued Operations" for additional discussion of this determination.
RealEC Technologies, Inc.
On July 21, 2009, our subsidiary, LPS Asset Management Solutions, Inc. (“Asset Management”), acquired 22% of the noncontrolling minority interest of RealEC Technologies, Inc. (“RealEC”) for $2.6 million. On November 12, 2009, Asset Management acquired the remaining 22% of the noncontrolling minority interest of RealEC for $4.3 million. Prior to the acquisitions we owned 56% of the interest of RealEC, which was consolidated as a part of the Technology, Data and Analytics segment, and we reported noncontrolling minority interest related to RealEC in the equity section of our consolidated balance sheets. RealEC contributed net earnings attributable to minority interest of $1.0 million for the year ended December 31, 2009. The transactions resulted in RealEC becoming our wholly-owned subsidiary, and we no longer have any outstanding noncontrolling minority interest.
Tax Verification Bureau, Inc.
On June 19, 2009, we acquired Tax Verification Bureau, Inc., which we renamed LPS Verification Bureau, Inc. (“Verification Bureau”), for $14.9 million (net of cash acquired). As a result of the transaction, we recognized a contingent consideration liability totaling $2.8 million, which was subsequently paid in 2010, and a deferred tax liability totaling $3.1 million. The acquisition resulted in the recognition of $12.8 million of goodwill and $7.7 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuations performed to determine the values of such assets as of the acquisition date. The valuation of Verification Bureau was determined using a combination of the income and cost approaches utilizing Level 3-type inputs. Verification Bureau was classified as a discontinued operation during the year ended December 31, 2011. See note 10, "Discontinued Operations" for additional discussion of this determination.
FNRES Holdings, Inc.
On December 31, 2006, FNF contributed $52.5 million to FNRES, an FIS subsidiary, for approximately 61% of the outstanding shares of FNRES. In June 2008, FIS contributed its remaining 39% equity investment in FNRES to the Company in the spin-off (note 1). On February 6, 2009, we acquired the remaining 61% of the equity interest of FNRES from FNF in exchange for all of our interests in Investment Property Exchange Services, Inc. (“IPEX”). FNRES was a part of the Technology, Data and

Analytics segment and it expands our data and analytics offerings and IT development capabilities. IPEX was previously part of the Loan Transaction Services segment and it provided qualified exchange intermediary services for our customers who sought to engage in qualified exchanges under Section 1031 of the Internal Revenue Code. The exchange resulted in FNRES, which we subsequently renamed LPS Real Estate Group, Inc., becoming our wholly-owned subsidiary.
FNRES and IPEX were valued at $66.6 million (including $0.5 million in cash) and $37.8 million (including $32.6 million in cash), respectively, resulting in the recognition of a pre-tax gain of $2.6 million ($0.5 million after-tax). The valuation of FNRES was determined using a combination of the market and income approaches utilizing Level 2 and Level 3-type inputs, while the valuation of IPEX was determined using the income approach utilizing Level 3-type inputs. As a result of the transaction, we recognized $32.6 million of goodwill and $14.2 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets is based on the valuations performed to determine the values of such assets as of the acquisition date.
During the year ended December 31, 2009, IPEX was classified as a discontinued operation. The net earnings from IPEX, including related party revenues and expense reimbursements, are classified within discontinued operations, net of tax in the accompanying consolidated statement of earnings for the year ended December 31, 2009. In addition, certain operations of the LPS Real Estate Group were classified as a discontinued operation during the year ended December 31, 2011. See note 10, "Discontinued Operations" for additional discussion of this determination.

(5)	Investments
Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc., is statutorily required to maintain reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are classified in the accompanying balance sheet at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The carrying amounts and fair values of our available for sale securities at December 31, 2011 and December 31, 2010 are as follows: (in thousands)

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011	$53,066	$2,781	$(269)	$55,578
As of December 31, 2010	$32,065	$815	$(352)	$32,528

The following table summarizes the amortized costs and fair value of our investments, classified by stated maturity as of December 31, 2011 (in thousands):

	Adjusted Cost	Fair Value
2012-2016	$21,049	$21,732
2017-2021	15,835	16,452
2022-2026	6,878	7,272
2027-2031	3,442	3,644
Thereafter	5,862	6,478
Total	$53,066	$55,578

(6)	Property and Equipment
Property and equipment as of December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Land	$4,847	$4,847
Buildings	78,297	75,836
Leasehold improvements	17,048	18,009
Computer equipment	161,301	153,078
Furniture, fixtures, and other equipment	42,625	43,445
Property and equipment	304,118	295,215
Accumulated depreciation and amortization	(182,873)	(171,318)
Property and equipment, net of depreciation and amortization	$121,245	$123,897
Depreciation and amortization expense on property and equipment related to continuing operations, which is included in cost of revenues in the accompanying consolidated statement of earnings, amounted to $31.5 million, $28.2 million and $23.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization expense on property and equipment related to discontinued operations is classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax, and amounted to $1.2 million, $2.1 million, and $2.2 million for the years ended December 31, 2011, 2010 and 2009 respectively.
For the year ended December 31, 2011, we recognized impairments on property and equipment of $2.7 million related to certain underperforming operations and asset groups that management has decided to dispose of or wind down. The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units. The impairment charges are classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax.

(7)	Computer Software
Computer software as of December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Software from business acquisitions	$87,288	$92,722
Capitalized software development costs	278,769	241,738
Purchased software	44,018	39,303
Computer software	410,075	373,763
Accumulated amortization	(181,193)	(156,190)
Computer software, net of accumulated amortization	$228,882	$217,573
Amortization expense on computer software related to continuing operations, which is included in cost of revenues in the accompanying consolidated statement of earnings, amounted to $35.8 million, $31.2 million and $31.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense on computer software related to discontinued operations, which is classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax, amounted to $5.7 million, $5.3 million, and $3.4 million for the years ended December 31, 2011, 2010 and 2009 respectively.
For the year ended December 31, 2011, we recognized total impairments on computer software of $21.3 million, of which $12.9 million relates to certain operations and asset groups that management has decided to dispose of and are classified within the accompanying consolidated statement of earnings as part of loss from discontinued operations, net of tax. The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units.
We also recorded $8.4 million of asset impairments in continuing operations related to computer software projects that are no longer recoverable, which are classified as $6.4 million in cost of revenues and $2.0 million in selling, general and administrative expenses in the accompanying consolidated statement of earnings. Of the $8.4 million in asset impairment charges included within continuing operations, $2.0 million, $1.6 million and $4.8 million relates to the Corporate, Loan Transaction Services, and Technology, Data and Analytics segments, respectively, and $6.5 million pertains to the fourth quarter ended December 31, 2011.

(8)	Intangible Assets
Intangible assets as of December 31, 2011 and 2010 consists of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$256,368	$(232,374)	$23,994	$262,842	$(220,407)	$42,435
Customer contracts	106,582	(102,817)	3,765	106,582	(100,645)	5,937
Purchase data files	9,668	(2,543)	7,125	8,241	(1,472)	6,769
Other	9,133	(4,877)	4,256	8,012	(4,884)	3,128
Total Intangible Assets	$381,751	$(342,611)	$39,140	$385,677	$(327,408)	$58,269

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Amortization expense on intangible assets with definite lives related to continuing operations is included in cost of revenues in the accompanying consolidated statement of earnings and amounted to $16.1 million, $22.5 million and $29.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense on intangible assets related to discontinued operations is classified in the accompanying statement of earnings within discontinued operations, net of tax, and amounted to $1.4 million, $2.2 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
For the year ended December 31, 2011, certain operations and asset groups were analyzed for impairment based on changes in circumstances that indicated that the carrying amount of those assets may not be recoverable based on revised estimates of future cash flows. For the year ended December 31, 2011, we recognized impairments on intangible assets of $3.5 million related to customer relationships. For the fourth quarter and year ended December 31, 2011, we recorded a $1.0 million impairment charge related to other intangibles. The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units. The impairments are classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax.
Estimated amortization expense on intangible assets for the next five fiscal years is as follows (in thousands):

2012	$12,393
2013	7,176
2014	4,232
2015	3,678
2016	3,012

(9)	Goodwill
Changes in goodwill during the years ended December 31, 2011 and 2010 are summarized as follows (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Total
Balance, December 31, 2009	$760,081	$406,061	$1,166,142
Adjustment to goodwill relating to Rising Tide	—	(20,583)	(20,583)
Goodwill acquired during 2010 relating to True Automation	13,980	—	13,980
Balance, December 31, 2010	774,061	385,478	1,159,539
Goodwill impairments related to discontinued operations	(27,080)	(8,407)	(35,487)
Goodwill related to PCLender acquisition	8,181	—	8,181
Adjustment to goodwill related to True Automation, Inc. acquisition	595	—	595
Balance, December 31, 2011	$755,757	$377,071	$1,132,828

During the year ended December 31, 2011, management committed to dispose of or sell certain non-core or underperforming business units within other technology, data and analytics services of the Technology, Data and Analytics segment and loan facilitation services of the Loan Transaction Services segment. As the businesses to be disposed of were not integrated into their respective segments following their original acquisition, the current carrying amount of the business unit's goodwill has been included in the carrying amount of the business to be sold and tested for impairment.

We performed a two-step test to evaluate the goodwill of the to-be-disposed-of businesses. In step one, the fair value of the business less costs to sell is compared to its carrying value. The Company used the income approach to estimate fair value, which is based on management assumptions of the present value of future cash flows. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of an impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. As a result of the Company's goodwill impairment tests performed over the to-be-disposed-of businesses, for the quarter and year ended December 31, 2011, respectively, a $17.8 million and $35.5 million goodwill impairment charge was recorded that is classified in the accompanying consolidated statements of earnings within loss from discontinued operations, net of tax. The goodwill impairments recorded during the year ended December 31, 2011 represent the total accumulated impairment losses in each segment.

(10)	Discontinued Operations

During the year ended December 31, 2011, management made decisions to sell or otherwise dispose of certain non-core or underperforming business units. On August 31, 2011, the Company completed the sale of certain operations previously included in our Real Estate group, for no cash consideration. As part of the sale, we recorded a pre-tax loss of $2.4 million. On December 9, 2011, the Company completed the sale of Verification Bureau, Inc. for approximately $4.1 million cash, and recorded a pre-tax gain of $1.6 million. The net loss recorded on the sale of the businesses, which were previously included as part of the Technology, Data and Analytics Segment, are included in the accompanying statement of earnings within loss from discontinued operations, net of tax. In January 2012, we completed the sale of our Tax Services group within the Loan Transaction Services segment, and completed the sale of our Softpro business unit and the shutdown of Rising Tide Auction within the Technology, Data and Analytics segment. These businesses, as well as additional non-core or underperforming business units were classified as discontinued operations for the year ended December 31, 2011.

Each of these asset groups qualify as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations ("ASC 205-20"). Under that guidance, the results of operation of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the consolidated statements of earnings. Prior period amounts pertaining to these operations have been reclassified to reflect them as discontinued for all periods presented.

The table below illustrates the revenues, loss from operations and impairment charges related to discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenues	$70,141	$79,474	$71,755
Pretax loss from discontinued operations before impairment charges	$(22,777)	$(22,487)	$(31,666)
Impairment charges:
Intangible assets (1)	(4,472)	—	—
Computer software (1)	(12,871)	—	—
Property and equipment (1)	(2,709)	—	—
Goodwill (1)	(35,486)	—	—
Other (2)	525	—	—
Total Impairment charges	(55,013)	—	—
Pretax loss from discontinued operations	(77,790)	(22,487)	(31,666)
Income tax benefit on discontinued operations	31,527	8,545	11,003
Loss from discontinued operations, net of tax	$(46,263)	$(13,942)	$(20,663)
______________________________
(1) Impairments related to discontinued operations are further described in note 6, "Property and Equipment", note 7, "Computer Software", note 8, "Intangible Assets" and note 9, "Goodwill".
(2) "Other" represents a $6.0 million reversal of a contingent earn-out liability related to the Rising Tide Auction business recorded during the quarter ended June 30, 2011, offset by a $5.5 million impairment charge to the fair value of the net liabilities of the Tax Services group recorded during the fourth quarter ended December 31, 2011.

The assets held for sale and related liabilities summarized below are included in the following captions of the accompanying December 31, 2011 consolidated balance sheet (in thousands):

2011
Assets:
Trade receivables, net	$10,995
Prepaid expenses and other current assets	2,366
Property and equipment, computer software and other intangibles assets, net	20,097
Goodwill	10,441
Other non-current assets	4,147
Total assets held for sale	$48,046
Liabilities:
Accounts payable, accrued salaries and benefits and other current liabilities	$12,114
Deferred revenues	17,409
Other long-term liabilities	13,803
Total liabilities related to assets held for sale	$43,326

(11)	Other Accrued Liabilities
Other accrued liabilities as of December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Legal and regulatory accrual (note 14)	$78,483	$—
Operating accrual for professional and legal fees	12,645	4,800
Other operating expense accruals	95,006	102,009
Title claims reserve	32,469	22,732
Interest accrual on debt and swap obligation	16,606	15,662
Total other accrued liabilities	$235,209	$145,203

(12)	Restructuring

During 2011, management committed to three separate restructuring plans in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the year ended December 31, 2011, the total restructuring costs related to these efforts amounted to $35.3 million of employee termination costs, of which $24.8 million relates to severance benefits and $10.5 million relates to the acceleration of stock compensation expense included as part of the change in additional-paid-in capital in the accompanying consolidated statement of stockholders' equity.

For the year ended December 31, 2011, the severance charges are recorded in the accompanying consolidated statement of earnings as selling, general and administrative expenses of $15.6 million, cost of revenues of $7.3 million, and $1.9 million as part of loss from discontinued operations, net. For the year ended December 31, 2011, severance benefits recorded in continuing operations amounted to $8.5 million, $3.8 million and $10.6 million within the Technology, Data and Analytics, Loan Transaction Services and Corporate segments, respectively. The estimated completion date of these activities and final cash payout is June 30, 2012.

The following table sets forth the Company's first quarter restructuring plan, exclusive of stock-based compensation charges, for the year ended December 31, 2011 (in millions):

1st Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities December 31, 2011
Ongoing termination arrangement	$1.4	$(1.4)	$—
Contract termination costs - severance	10.1	(10.1)	—
Total	$11.5	$(11.5)	$—

The following table sets forth the Company's second quarter restructuring plan, exclusive of stock-based compensation charges, as of and for the year ended December 31, 2011 (in millions):

2nd Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other (1)	Other Accrued Liabilities December 31, 2011
Ongoing termination arrangement	$2.0	$(0.5)	$(0.6)	$0.9
Contract termination costs - severance	4.0	(1.2)	(1.9)	0.9
Total	$6.0	$(1.7)	$(2.5)	$1.8
_______________
(1) During the quarter ended December 31, 2011, we reversed $2.5 million of expense previously taken as part of the second quarter restructuring plan due to a change in circumstances related to key employees that were part of sold businesses.

The following table sets forth the Company's fourth quarter restructuring plan, exclusive of stock-based compensation charges, as of and for the year ended December 31, 2011 (in millions):

4th Quarter Restructuring Plan	Additions to Expense	Cash Paid	Other Accrued Liabilities December 31, 2011
Ongoing termination arrangement	$1.9	$—	$1.9
Contract termination costs - severance	7.9	(4.4)	3.5
Total	$9.8	$(4.4)	$5.4

(13)	Long-Term Debt
Long-term debt as of December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Term A Loan, secured, interest payable at LIBOR plus 2.25% (2.55% at December 31, 2011) quarterly principal amortization, maturing August 2016	$528,313	$—
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, (5.50% at December 31, 2011) quarterly principal amortization, maturing August 2018	248,750	—
Term A Loan, secured, interest payable at LIBOR plus 2.00%, quarterly principal amortization, maturing July 2013 (1)	—	385,000
Term B Loan, secured, interest payable at LIBOR plus 2.50%, quarterly principal amortization, maturing July 2014 (1)	—	497,250
Revolving Loan, secured, interest payable at LIBOR plus 2.25% (Eurocurrency Borrowings) (2.55% at December 31, 2011), Fed-funds plus 2.25% (Swingline borrowings) (2.29% at December 31, 2011), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.25% (Base Rate Borrowings) (1.79%, 4.50% or 2.55% respectively at December 31, 2011), maturing August 2016. Total of $388.2 million unused (net of outstanding letters of credit and revolver) as of December 31, 2011	10,000	—
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings), Fed-funds plus 2.00% (Swingline Borrowings) or Prime plus 1.00% (Base Rate Borrowings), maturing July 2013 (1)	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	367,000
Other promissory notes with various interest rates and maturities	97	151
Total debt	1,149,160	1,249,401
Less current portion	(39,310)	(145,154)
Long-term debt, excluding current portion	$1,109,850	$1,104,247
_______________________________________
(1) On August 18, 2011, we completed a refinancing of our 2008 Credit Agreement, which resulted in the repayment of the total principal amount of our Term Loan A, due July 2013, our Term Loan B, due July 2014, and our revolving credit facility, due July 2013. See "Refinancing of Credit Facilities" below for additional discussion.

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

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an initial aggregate principal amount of $250 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage to be determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

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

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the 2011 Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

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
The obligations under the 2011 Credit Agreement are fully and unconditionally guaranteed, jointly and severally, by certain of our domestic subsidiaries. Additionally, the Company and such subsidiary guarantors pledged substantially all of our respective assets as collateral security for the obligations under the 2011 Credit Agreement and our respective guarantees.
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

We paid fees and other costs of $22.3 million associated with the refinancing transactions, including fees to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with FASB ASC 470 — Debt, we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees associated with the old debt. As a result of that analysis, we recorded a write-off of unamortized debt issuance costs associated with the old debt of $5.7 million, and capitalized the remaining existing unamortized fees related to the old debt of $2.5 million, which will be amortized as an increase to interest expense over the term of the new debt using the effective interest method. Of the $22.3 million of fees associated with the refinancing, $20.0 million was capitalized and will be amortized as an increase to interest expense over the term of the new debt using the effective interest method and the remaining $2.3 million was expensed.

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

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at December 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements.

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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at December 31, 2011 is estimated to be approximately 98% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.30% as of December 31, 2011) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and maturity date is July 31, 2016.

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges (in millions):

Period	Notional Amount	Bank Pays Variable Rate of (1)	LPS Pays Fixed Rate of (2)
December 31, 2011 to December 31, 2012	$150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	$75.0	1 Month LIBOR	2.080%
______________________________
(1) 0.30% as of December 31, 2011.
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
Estimated fair values of interest rate swaps in the consolidated balance sheets were as follows (in millions):

Balance Sheet Account	December 31, 2011	December 31, 2010
Other accrued liabilities	$1.3	$0.6
Other long-term liabilities	$4.1	$0.3

A cumulative loss of $3.3 million and $0.6 million is reflected in accumulated other comprehensive loss as of December 31, 2011 and December 31, 2010, respectively. During 2012, we expect to recognize $3.3 million as effective net losses from our interest rate hedges.

A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying consolidated statement of earnings for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives			Amount of Gain Reclassified from Accumulated OCE into Income
Interest Rate Swap contract	2011	2010	2009	2011	2010	2009
Year ended December 31,	$(6.2)	$(2.3)	$(9.6)	$1.7	$14.5	$19.8

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2011, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.
Principal Maturities of Debt
Principal maturities at December 31, 2011 for the next five years and thereafter are as follows (in thousands):

2012	$39,310
2013	35,975
2014	62,688
2015	82,750
2016	692,187
Thereafter	236,250
Total	$1,149,160

(14)	Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  We intend to vigorously defend all litigation and regulatory matters that are brought against us. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for legal and regulatory matters that are probable and estimable was $78.5 million as of December 31, 2011. This accrual includes estimated costs of settlement, damages and associated legal fees and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.

Set forth below are descriptions of our material legal and regulatory proceedings. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•
In the litigation matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. None of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Regulatory authorities also may seek a variety of remedies and in general do not make specific demands during the course of an investigation or inquiry.

Litigation Matters

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

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed in the Court of Chancery in the State of Delaware. The complaint seeks recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. LPS filed a motion to dismiss the complaint on August 1, 2011 and the plaintiff filed a response to the Company's motion on September 9, 2011. On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The second complaint also seeks damages from our directors and certain current and former executives and contains nearly identical allegations. The parties have agreed to a voluntary stay in this matter. With respect to the International Brotherhood matter, the parties filed a stipulation dismissing the complaint with prejudice which was granted by the court on February 14, 2012.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. LPS filed a motion to dismiss the complaint on July 22, 2011 and the FDIC filed a response opposing the motion on August 4, 2011. On November 2, 2011, the court issued an order granting the Company's motion to dismiss the FDIC's claims of gross negligence, alter ego, single business enterprise and joint venture. On November 28, 2011 the FDIC amended its complaint and the Company filed another motion to dismiss on December 23, 2011, which the FDIC opposed on January 23, 2012. On February 6, 2012, the court denied in part and granted in part the Company's motion to dismiss, but granted the FDIC leave to amend its complaint. On February 17, 2012, the FDIC filed a second amended complaint. The only remaining claim in this matter is the FDIC's claim for breach of contract, which the Company intends to vigorously defend.
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

There continues to be increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. We have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney's office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries.

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging various violations of the Nevada Unfair and Deceptive Trade Practices Act. On January 30, 2012, the Company filed a motion to dismiss the complaint. On February 17, 2012, the parties filed a stipulation to stay the proceeding while the parties engage in settlement negotiations relative to this complaint.

Missouri Attorney General

On February 6, 2012, the Missouri Attorney General issued a criminal indictment against our subsidiary, DocX, LLC, charging various counts of forgery and false certification. As we have previously disclosed, DocX was a small document solutions subsidiary that we shut down in May 2010, after discovering potential irregularities in certain of its document execution practices. The Company intends to vigorously defend against the allegations.

Consent Order

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

Based on our current knowledge, we believe that the outcome of all pending or threatened legal and regulatory matters, including those described above, will not have a material adverse impact on our business operations, consolidated financial condition or liquidity. However, it is difficult to predict the final outcome of these matters due, among other things, to the early stage of many of these matters and the fact that these matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities. As a result, there can be no assurance that we will not incur costs and expenses in the future in excess of our current accrual that would be material, including but not limited to settlements, damages, fines or penalties and legal costs, or be subject to other remedies, as a result of the matters described above or other legal or regulatory matters. Therefore, it is reasonably possible that the current accrual for legal and regulatory matters will change and that the change could become material to the consolidated financial statements.

Leases
We lease certain of our property under leases which expire at various dates. Several of these agreements include escalation clauses and provide for purchases and renewal options for periods ranging from one to five years.
Future minimum operating lease payments for leases with initial or remaining terms greater than one year for each of the next five years and thereafter are as follows (in thousands):

2012	$20,842
2013	14,466
2014	7,935
2015	4,974
2016	296
Thereafter	—
Total	$48,513

Rent expense incurred under all operating leases during the years ended December 31, 2011, 2010 and 2009 was $26.5 million, $26.6 million and $26.3 million, respectively.
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2014, for portions of our computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $31.8 million as of December 31, 2011. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.
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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2011, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $188.9 million.

(15)	Employee Benefit Plans

Stock Purchase Plan
Our employees participate in the LPS Employee Stock Purchase Plan (the “ESPP Plan”). Under the terms of the ESPP Plan and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of common stock through payroll deductions. We have registered 10 million shares for issuance under the ESPP plan. Pursuant to the ESPP Plan, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. We contribute varying matching amounts as specified in the ESPP Plan. We recorded expenses of $6.5 million, $6.8 million and $6.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the participation of our employees in the ESPP Plan.
401(k) Profit Sharing Plan
Our employees participate in a qualified 401(k) plan sponsored by LPS. Under the terms of the plan and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We generally match 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded expenses of $11.3 million, $10.8 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the participation of our employees in the 401(k) plan.

Stock Option Plans
Prior to spin-off
At the time of the spin-off, all options and awards held by our employees were issuable in the common stock of FIS. On July 2, 2008, in connection with the spin-off, all FIS options and FIS restricted stock awards held by our employees prior to the spin-off were converted into options and awards issuable in our common stock, authorized by our new stock option plan. The exercise price and number of shares subject to each FIS option and FIS restricted stock award were adjusted to reflect the differences in FIS’s and our common stock prices, which resulted in an equal fair value of the options before and after the exchange. Therefore, no compensation charge was recorded in connection with the conversion. Since July 2, 2008, all options and awards held by our employees are issuable in LPS common stock.
Post spin-off
Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14 million share-based awards to officers, directors and key employees. As of December 31, 2011, 4.8 million share-based awards were available for future grant under the Plan. Awards of restricted stock and shares issued as a result of exercises of stock options will be issued from treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment.
The Company recognizes compensation expense on a straight-line or graded vesting basis over the vesting period of share-based awards. We recorded stock compensation expense of $41.7 million, $32.1 million and $28.0 million during 2011, 2010 and 2009, respectively, and a related income tax benefit of $0.9 million, $0.2 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, we recorded $10.5 million of stock compensation expense due to accelerations as a result of restructuring activities. This compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of earnings.
During 2011 and 2010, $3.6 million and $3.4 million, respectively, of cash was used for minimum statutory withholding requirements upon net settlement of employee exercises of share-based awards.
As of December 31, 2011, the Company had $36.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.36 years.
Options
The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2008	6,761,115	$31.16
Total Granted	1,949,400	28.53
Exercised(1)	(1,285,227)	19.97
Cancelled	(618,578)	35.19
Outstanding as of December 31, 2009	6,806,710	32.16
Total Granted	1,529,770	35.61
Exercised(1)	(537,879)	28.88
Cancelled	(79,159)	33.59
Outstanding as of December 31, 2010	7,719,442	33.06
Total Granted	1,938,943	22.23
Exercised(1)	(73,734)	12.76
Cancelled	(494,839)	33.46
Outstanding as of December 31, 2011	9,089,812	$30.85
_______________________________________

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.9 million, $4.7 million and $16.3 million, respectively.

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

The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the periods presented in the consolidated financial statements:

	Weighted Average	Risk Free	Volatility	Expected	Weighted Average Expected Life
Year	Fair Value	Interest Rate	Factor	Dividend Yield	(In Years)
2011	$6.19	1.5%	37%	2.0%	4.5
2010	$10.67	2.2%	36%	1.1%	4.5
2009	$8.35	2.0%	35%	1.4%	5.0
The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2011	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2011
$10.00 - 14.99	990,548	6.17	$14.17	$887,172	137,625	2.48	$12.84	$306,958
15.00 - 19.99	63,401	0.67	19.45	—	63,401	0.67	19.45	—
20.00 - 24.99	375	1.46	23.53	—	375	1.46	23.53	—
25.00 - 29.99	3,026,168	4.33	28.33	—	1,528,616	2.98	28.33	—
30.00 - 34.99	1,753,316	2.52	34.53	—	1,740,516	2.50	34.54	—
35.00 - 39.99	3,241,004	3.21	36.46	—	2,495,365	2.57	36.56	—
40.00 - 42.74	15,000	4.83	42.74	—	10,000	4.83	42.74	—
$0.00 - 42.74	9,089,812	3.76	$30.85	$887,172	5,975,898	2.63	$33.15	$306,958

The number of shares vested and expected to vest total approximately 9.1 million, have a weighted average remaining contractual life of 3.8 years, a weighted average exercise price of $30.85 and an intrinsic value of $0.9 million.
Restricted Stock

During the year ended December 31, 2011 we granted approximately 1.0 million shares of restricted stock with a weighted average grant date fair value of $23.98. Almost all of these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in 2011 are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

The following table summarizes our performance based and service based restricted stock activity for the year ended December 31, 2011:

	Service and Performance Based Restricted Stock	Service Based Restricted Stock
Outstanding as of December 31, 2008	—	483,942
Grants	—	479,050
Vestings	—	(285,363)
Cancellations	—	(4,842)
Outstanding as of December 31, 2009	—	672,787
Grants	566,710	1,925
Vestings	—	(290,220)
Cancellations	—	(1,333)
Outstanding as of December 31, 2010	566,710	383,159
Grants	985,341	2,340
Vestings	(188,894)	(258,105)
Cancellations	(7,917)	(2,499)
Outstanding as of December 31, 2011	1,355,240	124,895

(16)	Income Taxes

Income tax expense attributable to continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	2011	2010	2009
Current provision:
Federal	$64,889	$141,607	$141,381
State	10,854	21,872	20,969
Total current provision	75,743	163,479	162,350
Deferred provision:
Federal	5,297	27,030	18,392
State	22	3,340	3,482
Total deferred provision	5,319	30,370	21,874
Total provision for income taxes	$81,062	$193,849	$184,224

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Federal statutory income tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.04	3.27	3.23
Legal and regulatory accrual	2.18	—	—
Domestic production deduction	(2.75)	(0.28)	—
Research and development credit	(1.15)	(0.35)	(0.17)
Other	(0.12)	0.36	0.19
Effective income tax rate	36.20%	38.00%	38.25%

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Deferred income tax assets:
Employee benefits	$44,142	$30,509
Deferred revenue	23,385	24,573
Allowance for doubtful accounts	13,758	12,829
Net operating losses	9,923	11,133
State taxes	3,284	7,493
Accruals and reserves	37,907	6,764
Investments	1,104	174
Total gross deferred income tax assets	133,503	93,475
Less: valuation allowance	—	—
Total deferred income tax assets	133,503	93,475
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(148,892)	(120,486)
Depreciation	(20,135)	(13,952)
Deferred contract costs	(13,225)	(11,667)
Total deferred income tax liabilities	(182,252)	(146,105)
Net deferred income taxes	$(48,749)	$(52,630)

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Current assets	$74,006	$44,102
Non-current liabilities	(122,755)	(96,732)
Net deferred income taxes	$(48,749)	$(52,630)

Management believes that based on its historical pattern of taxable income, projections of future taxable income, tax planning strategies and other relevant evidence, the Company will produce sufficient taxable income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits or a portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred income tax asset that is realizable.
At December 31, 2011 and 2010 the Company has federal net operating loss carryforwards resulting in deferred tax assets of $9.9 million and $11.1 million, respectively. These net operating losses expire between 2027 and 2031. The Company fully anticipates utilizing these losses prior to expiration and thus, no valuation allowance has been established.
The Company is a participant in the Internal Revenue Service's Compliance Assurance Process (CAP), which is a real time audit of the income tax returns and other tax related matters. The IRS has completed its review for tax years 2002 through 2010 resulting in no material adverse changes to any member of the LPS consolidated group. The IRS is currently reviewing the 2011 tax year and management believes the ultimate resolution of the examination will not result in a material adverse effect to our financial position or results of operations. Substantially all of the state income tax audits have been concluded through the 2007 tax year.
Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company has performed an evaluation of its tax positions and has concluded that as of December 31, 2011, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(17)	Concentration of Risk
We generate a significant amount of revenue from large customers, including one customer that accounted for 21.5%, 20.0% and 13.9% of total revenue and another customer that accounted for 17.4%, 11.1% and 12.5% of total revenue, in the years ended December 31, 2011, 2010 and 2009, respectively.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

(18)	Segment Information
Summarized financial information concerning our segments is shown in the following tables.
As of and for the year ended December 31, 2011 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Revenues	$740,692	$1,355,491	$(6,071)	$2,090,112
Cost of revenues	437,088	987,089	(5,853)	1,418,324
Gross profit	303,604	368,402	(218)	671,788
Selling, general and administrative expenses	67,752	78,482	235,372	381,606
Operating income (loss)	235,852	289,920	(235,590)	290,182
Total other income (expense)	1,386	1,704	(69,404)	(66,314)
Earnings (loss) from continuing operations before income tax	237,238	291,624	(304,994)	223,868
Income tax provision (benefit)	80,661	99,152	(98,751)	81,062
Earnings (loss) from continuing operations	$156,577	$192,472	$(206,243)	$142,806
Depreciation and amortization (1)	$67,942	$15,432	$7,002	$90,376
Capital expenditures (1)	$73,926	$15,230	$5,891	$95,047
Total assets (2)	$1,230,610	$754,113	$260,692	$2,245,415
Goodwill (2)	$755,757	$377,071	$—	$1,132,828

As of and for the year ended December 31, 2010 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Revenues	$693,264	$1,691,426	$(7,829)	$2,376,861
Cost of revenues	378,576	1,190,086	(5,844)	1,562,818
Gross profit	314,688	501,340	(1,985)	814,043
Selling, general and administrative expenses	58,699	94,595	80,659	233,953
Operating income (loss)	255,989	406,745	(82,644)	580,090
Total other income (expense)	2,065	882	(72,902)	(69,955)
Earnings (loss) from continuing operations before income tax	258,054	407,627	(155,546)	510,135
Income tax provision (benefit)	98,058	154,898	(59,107)	193,849
Earnings (loss) from continuing operations	$159,996	$252,729	$(96,439)	$316,286
Depreciation and amortization (1)	$59,901	$21,753	$7,425	$89,079
Capital expenditures (1)	$73,791	$18,499	$6,994	$99,284
Total assets (2)	$1,228,943	$837,150	$185,750	$2,251,843
Goodwill (2)	$774,061	$385,478	$—	$1,159,539

As of and for the year ended December 31, 2009 (in thousands):

	Technology, Data and Analytics	Loan Transaction Services	Corporate and Other	Total
Revenues	$638,332	$1,682,308	$(21,552)	$2,299,088
Cost of revenues	351,687	1,157,402	(21,646)	1,487,443
Gross profit	286,645	524,906	94	811,645
Selling, general and administrative expenses	50,345	107,484	88,852	246,681
Operating income (loss)	236,300	417,422	(88,758)	564,964
Total other income (expense)	1,378	1,115	(85,827)	(83,334)
Earnings (loss) from continuing operations before income tax	237,678	418,537	(174,585)	481,630
Income tax provision (benefit)	88,206	160,088	(64,070)	184,224
Earnings (loss) from continuing operations before equity in losses of unconsolidated entity	149,472	258,449	(110,515)	297,406
Equity in losses of unconsolidated entity	—	—	(37)	(37)
Earnings from continuing operations	$149,472	$258,449	$(110,552)	$297,369
Depreciation and Amortization (1)	$63,797	$19,358	$8,130	$91,285
Capital Expenditures (1)	$58,638	$19,218	$6,014	$83,870
_______________________________________
(1) Excludes the impact of discontinued operations.
(2) Includes the impact of discontinued operations.

(19)	Consolidating Financial Information

As explained in note 13, on August 18, 2011, LPS (the “Parent Company”) entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement"). The 2011 Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the 2011 Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the 2011 Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of December 31, 2011, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 5, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the years ended December 31, 2011 and 2010.

The following tables set forth, on a consolidating basis, the statements of earnings and the statements of cash flows for the years ended December 31, 2011, 2010 and 2009 and the balance sheets as of December 31, 2011 and 2010, for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries.

The following table represents our consolidating balance sheet as of December 31, 2011 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,065	$515,189	$13,582	$—	$530,836
Investment in subsidiaries	1,599,546	—	—	(1,599,546)	—
Non-current assets	22,761	1,629,971	61,847	—	1,714,579
Total assets	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
Liabilities and equity:
Current liabilities	$55,856	$368,780	$33,350	$—	$457,986
Total liabilities	1,136,384	588,408	32,635	—	1,757,427
Total equity	487,988	1,556,752	42,794	(1,599,546)	487,988
Total liabilities and equity	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
The following table represents our consolidating statement of earnings for the year ended December 31, 2011 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,819,061	$271,051	$—	$2,090,112
Operating expenses	41,709	1,496,167	262,054	—	1,799,930
Operating income	(41,709)	322,894	8,997	—	290,182
Other income (expense)	(67,583)	(92)	1,361	—	(66,314)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entity	(109,292)	322,802	10,358	—	223,868
Provision (benefit) for income taxes	(39,574)	117,129	3,507	—	81,062
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(69,718)	205,673	6,851	—	142,806
Equity in earnings of consolidated entities, net of tax	166,261	—	—	(166,261)	—
Earnings (loss) from continuing operations	96,543	205,673	6,851	(166,261)	142,806
Loss from discontinued operations, net of tax	—	(46,263)	—	—	(46,263)
Net earnings	$96,543	$159,410	$6,851	$(166,261)	$96,543

The following table represents our consolidating statement of cash flows for the year ended December 31, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$96,543	$159,410	$6,851	$(166,261)	$96,543
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(126,087)	178,746	590	166,261	219,510
Changes in assets and liabilities, net of effects from acquisitions	(4,376)	161,230	4,952	—	161,806
Net cash provided by (used in) operating activities	(33,920)	499,386	12,393	—	477,859
Net cash provided by (used in) investing activities	4,451	(138,623)	(21,534)	—	(155,706)
Net cash used in financing activities	(297,085)	—	—	—	(297,085)
Net increase (decrease) in cash and cash equivalents	$(326,554)	$360,763	$(9,141)	$—	$25,068
Cash and cash equivalents, beginning of year					52,287
Cash and cash equivalents, end of year					$77,355

The following table represents our consolidating balance sheet as of December 31, 2010 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$351	$541,458	$17,465	$—	$559,274
Investment in subsidiaries	1,743,989	—	—	(1,743,989)	—
Non-current assets	12,745	1,644,224	35,600	—	1,692,569
Total assets	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843
Liabilities and equity:
Current liabilities	$149,787	$286,964	$28,976	$—	$465,727
Total liabilities	1,230,871	465,949	28,809	—	1,725,629
Total equity	526,214	1,719,733	24,256	(1,743,989)	526,214
Total liabilities and equity	$1,757,085	$2,185,682	$53,065	$(1,743,989)	$2,251,843

The following table represents our consolidating statement of earnings for the year ended December 31, 2010 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$2,079,981	$296,880	$—	$2,376,861
Operating expenses	32,077	1,480,695	283,999	—	1,796,771
Operating income (loss)	(32,077)	599,286	12,881	—	580,090
Other income (expense)	(71,277)	772	550	—	(69,955)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entity	(103,354)	600,058	13,431	—	510,135
Provision (benefit) for income taxes	(39,275)	228,019	5,105	—	193,849
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(64,079)	372,039	8,326	—	316,286
Equity in earnings of consolidated entities, net of tax	366,423	—	—	(366,423)	—
Earnings (loss) from continuing operations	302,344	372,039	8,326	(366,423)	316,286
Loss from discontinued operations, net of tax	—	(13,942)	—	—	(13,942)
Net earnings	$302,344	$358,097	$8,326	$(366,423)	$302,344

The following table represents our consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$302,344	$358,097	$8,326	$(366,423)	$302,344
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(331,426)	130,015	794	366,423	165,806
Changes in assets and liabilities, net of effects from acquisitions	(23,318)	(656)	4,518	—	(19,456)
Net cash provided by (used in) operating activities	(52,400)	487,456	13,638	—	448,694
Net cash used in investing activities	(271)	(131,186)	(20,979)	—	(152,436)
Net cash used in financing activities	(311,521)	(2,978)	—	—	(314,499)
Net (decrease) increase in cash and cash equivalents	$(364,192)	$353,292	$(7,341)	$—	$(18,241)
Cash and cash equivalents, beginning of year					70,528
Cash and cash equivalents, end of year					$52,287

The following table represents our consolidating statement of earnings for the year ended December 31, 2009 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$2,252,409	$46,679	$—	$2,299,088
Operating expenses	28,042	1,658,744	47,338	—	1,734,124
Operating income (loss)	(28,042)	593,665	(659)	—	564,964
Other income (expense)	(84,742)	668	740	—	(83,334)
Earnings (loss) from continuing operations before income taxes, equity in earnings of consolidated entities and equity in earnings of unconsolidated entity	(112,784)	594,333	81	—	481,630
Provision (benefit) for income taxes	(43,140)	227,334	30	—	184,224
Earnings (loss) from continuing operations before equity in earnings of unconsolidated entity and equity in earnings of consolidated entity	(69,644)	366,999	51	—	297,406
Equity in earnings of consolidated entity	346,891	—	—	(346,891)	—
Equity in earnings of unconsolidated entity	—	(37)	—	—	(37)
Earnings from continuing operations	277,247	366,962	51	(346,891)	297,369
Loss from discontinued operations, net of tax	—	(20,663)	—	—	(20,663)
Net earnings	277,247	346,299	51	(346,891)	276,706
Net earnings attributable to noncontrolling minority interests	—	(977)	—	—	(977)
Net earnings attributable to Lender Processing Services, Inc.	$277,247	$345,322	$51	$(346,891)	$275,729
The following table represents our consolidating statement of cash flows for the year ended December 31, 2009 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$277,247	$345,322	$51	$(346,891)	$275,729
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(340,509)	145,693	275	346,891	152,350
Changes in assets and liabilities, net of effects from acquisitions	10,907	4,431	271	—	15,609
Net cash provided by (used in) operating activities	(52,355)	495,446	597	—	443,688
Net cash used in investing activities	(63,741)	(115,991)	(3)	—	(179,735)
Net cash provided by (used in) financing activities	(319,394)	3	—	—	(319,391)
Net increase (decrease) in cash and cash equivalents	$(435,490)	$379,458	$594	$—	$(55,438)
Cash and cash equivalents, beginning of year					125,966
Cash and cash equivalents, end of year					$70,528
_______________________________________

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(20)	Subsequent Events
Subsequent events have been evaluated through the date on which the financial statements were filed.
Dividend Declared
On February 2, 2012, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable March 15, 2012 to stockholders of record as of the close of business on March 1, 2012.
Sold Businesses

On January 12, 2012, we completed the sale of our SoftPro business unit, previously included within the Technology, Data and Analytics segment, and, on February 1, 2012, we completed the sale of our Tax Services group, previously included within the Loan Transaction Services segment. We anticipate recognizing a cumulative gain associated with the sale of these businesses.

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
10.1
Credit Agreement, dated as of August 18, 2011, among Lender Processing Services, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (including the schedules and exhibits thereto) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2011).

10.2	Lender Processing Services, Inc. Annual Incentive Plan (incorporated by reference to Annex B to the Registrant's Schdule 14A filed April 4, 2011).(1)
10.3	Lender Processing Services, Inc. Amended and Restated 2008 Omnibus Incentive Plan (incorporated by reference to Annex B to the Registrant's Schdule 14A filed April 4, 2009).(1)
10.4	Form of Notice of Restricted Stock Grant and Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.5	Form of Stock Option Agreement and Notice of Stock Option Grant (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed on August 14, 2008).(1)
10.6
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 99.3 to Current Report on 8-K filed on May 12, 2010).(1)

10.7	Form of Amendment to Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).(1)
10.8	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Grant (Retention) (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed March 1, 2011).(1)
10.9
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 99.2 to Current Report on 8-K filed on December 1, 2010).(1)

10.10
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 10-10 to Registrant's Annual Report on Form 10-K filed March 1, 2011).(1)

10.11	Lender Processing Services, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.12	Lender Processing Services, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on July 9, 2008).(1)

Exhibit
No.	Description

10.13	Lender Processing Services, Inc. Executive Life and Supplemental Retirement Benefit Plan (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.14	Lender Processing Services, Inc. Special Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on July 9, 2008).(1)
10.15
Employment Agreement, effective as of October 5, 2011, by and between Lender Processing Services, Inc. and Hugh R. Harris (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.16
Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Daniel T. Scheuble (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2010).(1)

10.17
Employment Agreement between Lender Processing Services, Inc. and Lee A. Kennedy, dated March 26, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 31, 2010).(1)

10.18
Employment Agreement, effective as of November 1, 2010, by and between Lender Processing Services, Inc. and Thomas L. Schilling (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 8, 2010).(1)

10.19
Amendment, Restatement and Joinder Agreement, dated August 18, 2011, among Lender Processing Services, Inc., the lenders parties thereto from time to time and JP Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Current Report on From 8-K filed on August 22, 2011).

10.20
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.21
Form of Performance-Based Cash Bonus Award Agreement and Notice of Performance-Based Cash Bonus Award (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.22
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.23
Form of Performance-Based Retention Incentive Award Agreement and Notice of Performance-Based Retention Incentive Award (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

10.24
Addendum effective as of July 6, 2011 to the Employment Agreement with Lee A. Kennedy dated March 26, 2010 (incorporated by reference to exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

10.25
Addendum dated September 30, 2011 to the Employment Agreement with Daniel T. Scheuble dated December 31, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1
Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Consent Order among the registrant and the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 13, 2011).

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

_______________________________________

(1)	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2012	Lender Processing Services, Inc.

	By:	/s/ HUGH R. HARRIS
Hugh R. Harris
President and Chief Executive Officer
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ HUGH R. HARRIS
Hugh R. Harris President and Chief Executive Officer (Principal Executive Officer) Director

Date: February 29, 2012	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 29, 2012	By:	/s/ LEE A. KENNEDY
/s/ Lee A. Kennedy Lee A. Kennedy Executive Chairman of the Board

Date: February 29, 2012	By:	/s/ ALVIN R. (PETE) CARPENTER
Alvin R. (Pete) Carpenter Director

Date: February 29, 2012	By:	/s/ PHILLIP G. HEASLEY
Philip G. Heasley Director

Date: February 29, 2012	By:	/s/ DAVID K. HUNT
David K. Hunt Director

Date: February 29, 2012	By:	/s/ JAMES K. HUNT
James K. Hunt Director

Date: February 29, 2012	By:	/s/ SUSAN E. LESTER
Susan E. Lester Director

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

FORM 10-K
INDEX TO EXHIBITS
The following documents are being filed with this Report:

Exhibit
No.	Description

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1
Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.