Form 10-Q
period 2012-03-31
Lender Processing Services, Inc.
filed 2012-05-04
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes ☐ No ☑

As of April 30, 2012, 84,513,498 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2012

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,728	$77,355
Trade receivables, net of allowance for doubtful accounts of $44.2 million and $36.0 million, respectively	328,219	345,048
Other receivables	3,487	1,423
Prepaid expenses and other current assets	33,690	33,004
Deferred income taxes, net	74,088	74,006
Total current assets	543,212	530,836
Property and equipment, net of accumulated depreciation of $189.5 million and $182.9 million, respectively	119,436	121,245
Computer software, net of accumulated amortization of $178.8 million and $181.2 million, respectively	228,021	228,882
Other intangible assets, net of accumulated amortization of $317.6 million and $342.6 million, respectively	35,255	39,140
Goodwill	1,125,604	1,132,828
Other non-current assets (inclusive of investments carried at fair value) - see note 6	208,370	192,484
Total assets	$2,259,898	$2,245,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$29,311	$39,310
Trade accounts payable	44,297	43,105
Accrued salaries and benefits	60,085	64,383
Other accrued liabilities	243,539	247,110
Deferred revenues	58,911	64,078
Total current liabilities	436,143	457,986
Deferred revenues	24,871	34,737
Deferred income taxes, net	133,715	122,755
Long-term debt, net of current portion	1,102,522	1,109,850
Other non-current liabilities	32,083	32,099
Total liabilities	1,729,334	1,757,427

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at March 31, 2012 and December 31, 2011	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at March 31, 2012 and December 31, 2011	10	10
Additional paid-in capital	252,758	250,533
Retained earnings	696,719	658,146
Accumulated other comprehensive loss	(2,040)	(1,783)
Treasury stock at cost; 12.9 million and 13.0 million shares at March 31, 2012 and December 31, 2011, respectively	(416,883)	(418,918)
Total stockholders' equity	530,564	487,988
Total liabilities and stockholders' equity	$2,259,898	$2,245,415

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues	$506,021	$537,183
Expenses:
Operating expenses	387,476	384,478
Depreciation and amortization	24,244	22,996
Exit costs, impairments and other charges	—	19,311
Total expenses	411,720	426,785
Operating income	94,301	110,398
Other income (expense):
Interest income	448	326
Interest expense	(16,402)	(14,156)
Other income, net	85	14
Total other income (expense)	(15,869)	(13,816)
Earnings from continuing operations before income taxes	78,432	96,582
Provision for income taxes	29,255	36,702
Net earnings from continuing operations	49,177	59,880
Loss from discontinued operations, net of tax	(2,056)	(3,951)
Net earnings	$47,121	$55,929

Net earnings per share - basic from continuing operations	$0.58	$0.68
Net loss per share - basic from discontinued operations	(0.02)	(0.04)
Net earnings per share - basic	$0.56	$0.64
Weighted average shares outstanding - basic	84,445	87,842

Net earnings per share - diluted from continuing operations	$0.58	$0.67
Net loss per share - diluted from discontinued operations	(0.02)	(0.04)
Net earnings per share - diluted	$0.56	$0.63
Weighted average shares outstanding - diluted	84,567	88,134

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net earnings	$47,121	$55,929
Other comprehensive loss:
Unrealized loss on investments, net of tax (1)	(124)	(133)
Unrealized (loss) gain on interest rate swaps, net of tax (2)	(133)	115
Other comprehensive loss	(257)	(18)
Comprehensive earnings	$46,864	$55,911
____________
(1) Net of income tax benefit of $0.1 million for the three months ended March 31, 2012 and 2011.
(2) Net of income tax (benefit) expense of $(0.1) million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2012
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2011	97,427	$10	$250,533	$658,146	$(1,783)	(13,021)	$(418,918)	$487,988
Net earnings	—	—	—	47,121	—	—	—	47,121
Cash dividends declared(1)(2)	—	—	—	(8,548)	—	—	—	(8,548)
Exercise of stock options and restricted stock vesting	—	—	(2,690)	—	—	83	2,035	(655)
Income tax effect of equity compensation	—	—	(342)	—	—	—	—	(342)
Stock-based compensation cost	—	—	5,257	—	—	—	—	5,257
Unrealized loss on investments, net	—	—	—	—	(124)	—	—	(124)
Unrealized loss on interest rate swaps, net	—	—	—	—	(133)	—	—	(133)
Balances, March 31, 2012	97,427	$10	$252,758	$696,719	$(2,040)	(12,938)	$(416,883)	$530,564
____________

(1)	Dividends of $0.10 per common share were paid on March 15, 2012.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$47,121	$55,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,902	24,868
Amortization of debt issuance costs	1,117	1,167
Asset impairment charges	2,842	—
Gain on sale of discontinued operation	(8,064)	—
Deferred income taxes, net	11,036	8,428
Stock-based compensation cost	5,257	10,628
Income tax effect of equity compensation	342	(112)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	12,700	33,734
Other receivables	(2,159)	1,087
Prepaid expenses and other assets	(8,853)	(3,031)
Deferred revenues	8,965	(1,900)
Accounts payable, accrued liabilities and other liabilities	(5,155)	(10,358)
Net cash provided by operating activities	90,051	120,440

Cash flows from investing activities:
Additions to property and equipment	(6,595)	(7,060)
Additions to capitalized software	(17,124)	(16,261)
Purchases of investments, net of proceeds from sales	(5,763)	(3,732)
Acquisition of title plants and property records data	(11,821)	(2,425)
Acquisitions, net of cash acquired	—	(9,802)
Proceeds from sales of discontinued operations, net of cash distributed	6,398	—
Net cash used in investing activities	(34,905)	(39,280)

Cash flows from financing activities:
Debt service payments	(17,327)	(36,288)
Exercise of stock options and restricted stock vesting	(655)	239
Income tax effect of equity compensation	(342)	112
Dividends paid	(8,449)	(8,784)
Treasury stock repurchases	—	(83,882)
Payment of contingent consideration related to acquisitions	(2,000)	—
Net cash used in financing activities	(28,773)	(128,603)

Net increase (decrease) in cash and cash equivalents	26,373	(47,443)
Cash and cash equivalents, beginning of period	77,355	52,287
Cash and cash equivalents, end of period	$103,728	$4,844

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,830	$20,897
Cash paid for taxes	$4,053	$4,713

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; and all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries, that owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company's Annual Report on Form 10-K that was filed on February 29, 2012 and our other filings with the Securities and Exchange Commission.

Reporting Segments

We are a provider of integrated technology and outsourced services to the mortgage lending industry, with mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics ("TD&A") and Transaction Services.

Reclassifications and Segment Reorganization

In connection with organizational realignments implemented during the first quarter ended March 31, 2012, the Company has made the following changes to its reporting structure:

•
Allocation of Corporate Expenses. To improve visibility and analysis regarding the performance of each reporting segment, as of January 1, 2012, the Company began allocating corporate expenses for functions that directly support the operating segments. Costs being allocated include, among others, stock compensation, internal audit, legal, human resources, marketing and accounting shared services. These costs are allocated to each reporting segment based on a variety of factors including headcount, actual consumption, activity, or other relevant factors. After completing the allocation process, the net remaining costs included in the Corporate segment represent unallocated general and administrative expenses, which are discussed further in note 13 to our condensed consolidated financial statements.

•
Operating Segment Components. In order to provide improved comparability, LPS has reclassified segment operating results from 2011 to conform to certain 2012 organizational realignments. The realignment resulted in transfer of revenue and operating expenses among the TD&A segment and the Transaction Services segment.

•
Financial Statement Captions. In the accompanying condensed consolidated statement of earnings, we have eliminated the use of financial statement captions "Gross Margin", "Cost of revenues" and "Selling, general and administrative expenses". We now use the captions “Operating Expenses,” “Depreciation and amortization,” and "Exit costs, impairments and other charges." "Operating expenses" includes all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. "Exit costs, impairments and other charges" represents lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets, and other non-operating charges.

All prior period information has been reclassified to conform with the current year's presentation. The changes noted above did not have any impact on previously reported consolidated revenues, operating income, net earnings, earnings per share or stockholders' equity.

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

As of March 31, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$61.1	$5.9	$55.2	$—	$61.1
Interest rate swaps (note 10)	Liability	$5.6	$—	$5.6	$—	$5.6

As of December 31, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$55.6	$6.9	$48.7	$—	$55.6
Interest rate swaps (note 10)	Liability	$5.4	$—	$5.4	$—	$5.4

Our Level 1 financial instruments include U.S. government and agency bonds, for which there are quoted prices in active markets. Our Level 2 financial instruments consist of corporate bonds, municipal bonds and derivatives, for which there are parallel markets or alternative means to estimate fair value using observable information inputs. The estimates used are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the values presented are not necessarily indicative of amounts we could realize or settle currently.

Fair Value of Assets Acquired and Liabilities Assumed

The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of contingent considerations, intangible assets and software, with the remaining value, if any, attributable to goodwill. The Company utilizes third-party experts to assist with determining the fair values of intangible assets and software purchased in business combinations.

(3)    Related Party Transactions

The Company did not have any related party transactions as of and during the three months ended March 31, 2012. Lee A. Kennedy has served as a director since our spin-off from FIS and as our Executive Chairman since September 15, 2009. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Historically, Mr. Kennedy also served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements in effect as of March 31, 2011 is as follows:

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

For the three months ended March 31, 2011, we incurred approximately $0.1 million related to the Ceridian agreements listed above, which are included in operating expenses within the accompanying condensed consolidated statements of earnings. We believe the amounts charged by Ceridian under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three months ending March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three months ended March 31,
	2012	2011
Earnings from continuing operations, net of tax	$49,177	$59,880
Loss from discontinued operations, net of tax	(2,056)	(3,951)
Net earnings	$47,121	$55,929

Net earnings per share - basic from continuing operations	$0.58	$0.68
Net loss per share - basic from discontinued operations	(0.02)	(0.04)
Net earnings per share - basic	$0.56	$0.64
Weighted average shares outstanding - basic	84,445	87,842

Net earnings per share - diluted from continuing operations	$0.58	$0.67
Net loss per share - diluted from discontinued operations	(0.02)	(0.04)
Net earnings per share - diluted	$0.56	$0.63
Weighted average shares outstanding - diluted	84,567	88,134

Options to purchase approximately 7.4 million and 6.0 million shares of our common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because they were antidilutive. In addition, as of March 31, 2012, 1.2 million shares of restricted stock are not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through

December 31, 2012. As of March 31, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(5)    Acquisitions

The results of operations of entities acquired during the three months ended March 31, 2011 are included in the condensed consolidated financial statements from and after the date of acquisition. We did not acquire any entities in the three months ended March 31, 2012. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2011 through March 31, 2012 was not significant, individually or in the aggregate, to our historical consolidated financial results.

PCLender

On March 14, 2011, we acquired PCLender.com, Inc. ("PCLender") for $9.8 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.0 million. The acquisition resulted in the recognition of $8.2 million of goodwill and $6.1 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined utilizing the income approach using a combination of Level 2 and Level 3-type inputs. PCLender is now a part of the Technology, Data and Analytics segment and further expands our loan origination offerings and market by complementing our Empower origination technology.

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York Inc., is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The amortized cost and fair value of our available for sale securities at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012	$58,744	$2,595	$(281)	$61,058
As of December 31, 2011	$53,066	$2,781	$(269)	$55,578

There have been no significant changes to the stated maturities on our investment portfolio since December 31, 2011, as reflected in our 2011 Annual Report on Form 10-K.

(7) Discontinued Operations

During the year ended December 31, 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, Inc., SoftPro, Rising Tide Auction, True Automation, Aptitude and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell the Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which is now included in our Technology, Data and Analytics segment), previously included within the Transaction Services segment. All of these businesses were classified as discontinued operations for the year ended December 31, 2011.

On January 9, 2012, we completed the sale of our SoftPro business unit for $15.5 million. The sale of SoftPro, which was previously included within the Technology, Data and Analytics segment, resulted in a pre-tax gain on disposal of $8.1 million ($3.1 million net of tax). On January 31, 2012, we completed the sale of our Tax Services group, previously included within the Transaction Services segment, in which we are required to pay a total of $14.4 million ($9.1 million was paid as of March 31,

2012) to the buyer in exchange for their assumption of life-of-loan servicing obligations. As the net assets of the business were written down during 2011 in anticipation of the contemplated sale, no gain or loss was recognized during 2012 upon completion of the sale.

On May 2, 2012, we completed the sale of our True Automation and Aptitude businesses, which were previously included within the Technology, Data and Analytics segment, for approximately $17.3 million.

Each of these asset groups qualifies as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations ("ASC 205-20"). Under that guidance, the results of operation of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of earnings.

The table below illustrates the components of the loss from discontinued operations, net of tax for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Revenues	$6,787	$19,015
Pretax loss from discontinued operations before impairment charges	$(5,385)	$(6,437)
Impairment charges:
Intangible assets (1)	(226)	—
Goodwill (1)	(2,281)	—
Other	(335)	—
Total impairment charges	(2,842)	—
Pretax loss from operations	(8,227)	(6,437)
Other income (includes gain on disposition of discontinued operation in 2012)	8,065	64
Income tax (expense) benefit on discontinued operations	(1,894)	2,422
Loss from discontinued operations, net of tax	$(2,056)	$(3,951)

___________________
(1) The Company recorded a $2.3 million impairment to goodwill and a $0.2 million impairment to intangible assets related to a revision of the fair value of the remaining net assets of the True Automation business unit which was sold on May 2, 2012.

The assets held for sale and related liabilities summarized below are included in the following captions of the accompanying March 31, 2012 and December 31, 2011 condensed consolidated balance sheets (in thousands):

	March 31, 2012	December 31, 2011
Assets:
Current assets	$7,909	$13,361
Property and equipment, computer software and other intangible assets, net	12,272	20,097
Goodwill	6,166	10,441
Other non-current assets	—	4,147
Total assets held for sale	$26,347	$48,046
Liabilities:
Accounts payable, accrued salaries and benefits and other current liabilities	$9,627	$12,114
Deferred revenues	6,521	17,409
Other long-term liabilities	244	13,803
Total liabilities related to assets held for sale	$16,392	$43,326

(8) Goodwill

Changes to goodwill during the three months ended March 31, 2012 are summarized as follows (in thousands):

	Technology, Data and Analytics	Transaction Services	Total
Balance, December 31, 2011	$755,757	$377,071	$1,132,828
Goodwill disposal related to SoftPro sale (1)	(4,943)	—	(4,943)
Goodwill impairment related to True Automation (2)	(2,281)	—	(2,281)
Balance, March 31, 2012	$748,533	$377,071	$1,125,604
____________
(1) The Company recorded a $4.9 million disposal of goodwill related to the SoftPro business unit sale, which closed on January 31, 2012.
(2) The Company recorded a $2.3 million impairment of goodwill related to a revision of the fair value of the remaining net assets of the True Automation business unit which was sold on May 2, 2012.

(9)    Restructuring

During 2011, management committed to three separate restructuring plans, (the "First Quarter 2011 Restructuring Plan", the "Second Quarter 2011 Restructuring Plan", and the "Fourth Quarter 2011 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the quarter ended March 31, 2011, the total restructuring costs related to these efforts amounted to $15.4 million of employee termination costs, of which approximately $3.9 million relates to the acceleration of stock compensation expense, and $11.5 million relates to severance related charges, both included within the accompanying condensed consolidated statement of earnings within exit costs, impairments and other charges. Of the $15.4 million of employee termination costs recorded for the three months ended March 31, 2011, $2.3 million, $3.0 million and $10.1 million applies to the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. All payouts related to the March 31, 2011 severance plan were made by June 30, 2011.

The following table sets forth the Company's second quarter 2011 restructuring plan, exclusive of stock-based compensation charges, as of and for the three months ended March 31, 2012 (in millions):

2nd Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other Accrued Liabilities March 31, 2012
Ongoing termination arrangement	$0.9	$(0.5)	$0.4
Contract termination costs - severance	0.9	(0.3)	0.6
Total	$1.8	$(0.8)	$1.0

The following table sets forth the Company's fourth quarter 2011 restructuring plan, exclusive of stock-based compensation charges, as of and for the three months ended March 31, 2012 (in millions):

4th Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other Accrued Liabilities March 31, 2012
Ongoing termination arrangement	$1.9	$—	$1.9
Contract termination costs - severance	3.5	(1.7)	1.8
Total	$5.4	$(1.7)	$3.7

(10)    Long-Term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.74% at March 31, 2012) quarterly principal amortization, maturing August 2016	$521,625	$528,313
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, (5.50% at March 31, 2012) quarterly principal amortization, maturing August 2018	248,125	248,750
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings) (2.74% at March 31, 2012), Fed-funds plus 2.50% (Swingline borrowings) (2.59% at March 31, 2012), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.09%, 4.75% or 2.74% respectively at March 31, 2012), maturing August 2016. Total of $398.2 million unused (net of outstanding letters of credit and revolver) as of March 31, 2012.	—	10,000
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	362,000
Other promissory notes with various interest rates and maturities	83	97
Total debt	1,131,833	1,149,160
Less current portion	(29,311)	(39,310)
Long-term debt, excluding current portion	$1,102,522	$1,109,850

Refinancing of Credit Facilities

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement.

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

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

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

The Company is allowed to raise additional term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $250.0 million (the “Incremental Facilities”). The Incremental Facilities are subject to restrictions on pricing and tenor of any new term loan, pro-forma compliance with financial covenants, a pro-forma leverage ratio not to exceed 2.00:1.00, and other usual and customary conditions.
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

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at March 31, 2012. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at March 31, 2012 is estimated to be approximately 100% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.24% as of March 31, 2012) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

Period	Notional Amount	Bank Pays Variable Rate of (1)	LPS Pays Fixed Rate of (2)
	(in millions)
December 31, 2011 to December 31, 2012	150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	75.0	1 Month LIBOR	2.080%
_________

(1) 0.24% as of March 31, 2012.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and Revolving Loan equal to 2.50%.

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

Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	March 31, 2012	December 31, 2011
Other accrued liabilities	$1.1	$1.3
Other long-term liabilities	$4.5	$4.1

A cumulative loss of $3.4 million and $3.3 million is reflected in accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of earnings for the three months ended March 31, 2012 and 2011 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives		Amount of Loss Reclassified from Accumulated OCE into Income (included within interest expense)
Interest Rate Swap contract	2012	2011	2012	2011
Three months ended March 31,	$(1.2)	$—	$(1.0)	$(0.2)

Approximately $2.6 million of the balance in accumulated other comprehensive loss as of March 31, 2012 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2012, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

(11)    Income Taxes

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of March 31, 2012 and December 31, 2011, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

(12)    Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  We intend to vigorously defend all litigation and regulatory matters that are brought against us. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrued liability for legal and regulatory matters that are probable and estimable was $77.7 million and $78.5 million as of March 31, 2012 and December 31, 2011, respectively. This accrual includes estimated costs of settlement, damages and associated legal fees and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.
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

Litigation Matters

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An amended complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011 and the plaintiff filed a response to the Company's motion on September 12, 2011. The complaint was dismissed on March 30, 2012. The plaintiffs have until May 8, 2012 to file an amended complaint after which the Company may renew its motion to dismiss by June 1, 2012.

Shareholder Derivative Litigation

On December 22, 2010, a complaint entitled International Brotherhood of Electrical Workers Local 164 Pension Fund, derivatively on behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al. ("International Brotherhood"), was filed in the Court of Chancery in the State of Delaware. The complaint sought recovery on behalf of the Company of damages from certain directors for purported violations of fiduciary duties and breaches of good faith in connection with our default operations. On February 14, 2012 the parties filed a stipulation dismissing this complaint with prejudice.

On January 21, 2011, a second complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida making nearly identical allegations. The parties agreed to a voluntary stay in this matter during the pendency of International Brotherhood.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. LPS filed a motion to dismiss the complaint on July 22, 2011 and the FDIC filed a response opposing the motion on August 4, 2011. On November 2, 2011, the court issued an order granting the Company's motion to dismiss the FDIC's claims of gross negligence, alter ego, single business enterprise and joint venture. On November 28, 2011 the FDIC amended its complaint, and the Company filed another motion to dismiss on December 23, 2011, which the FDIC opposed on January 23, 2012. On February 6, 2012, the court denied in part and granted in part the Company's motion to dismiss, but granted the FDIC leave to amend its complaint. On February 17, 2012, the FDIC filed a second amended complaint. The only remaining claim in this matter is the FDIC's claim for breach of contract, which the Company intends to vigorously defend.
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

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging various violations of the Nevada Unfair and Deceptive Trade Practices Act. On January 30, 2012, the Company filed a motion to dismiss the complaint. On February 17, 2012, the parties filed a stipulation to stay the proceeding while the parties engage in settlement negotiations relative to this complaint. The stay expired on April 21, 2012. The Nevada Attorney General has until May 10, 2012 to file a response to the motion to dismiss and LPS has until May 31, 2012 to file a further reply. A hearing on the motion to dismiss has been scheduled for June 19, 2012.

Missouri Attorney General

On February 6, 2012, the Missouri Attorney General issued a criminal indictment against our subsidiary, DocX, LLC, charging various counts of forgery and false certification. As we have previously disclosed, DocX was a small document solutions subsidiary that we shut down in May 2010, after discovering potential irregularities in certain of its document execution practices. The Company filed a motion to dismiss the indictment on April 6, 2012. A hearing on the motion to dismiss is scheduled for June 11, 2012.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below and in our Annual Report on Form 10-K filed on February 29, 2012.

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2012, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $288.4 million.

(13)     Segment Information

As discussed in note 1, in connection with organizational realignments implemented during the first quarter ended March 31, 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended March 31, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$178,143	$329,612	$(1,734)	$506,021
Operating expenses (1)	105,593	273,466	8,417	387,476
Depreciation and amortization	18,584	4,692	968	24,244
Operating income (loss)	53,966	51,454	(11,119)	94,301
Total other income (expense)	395	651	(16,915)	(15,869)
Earnings (loss) from continuing operations before income taxes	$54,361	$52,105	$(28,034)	$78,432
Balance sheet data:
Total assets (2)	$1,236,029	$746,260	$277,609	2,259,898
Goodwill (2)	$748,533	$377,071	$—	$1,125,604

As of and for the three months ended March 31, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$168,548	$370,105	$(1,470)	$537,183
Operating expenses (1)	94,691	281,386	8,401	384,478
Depreciation and amortization	17,233	4,608	1,155	22,996
Exit, impairment and other charges	2,302	2,978	14,031	19,311
Operating income (loss)	54,322	81,133	(25,057)	110,398
Total other income (expense)	352	398	(14,566)	(13,816)
Earnings (loss) from continuing operations before income taxes	$54,674	$81,531	$(39,623)	$96,582
Balance sheet data:
Total assets (2)	$1,252,717	$802,362	$135,235	$2,190,314
Goodwill (2)	$782,883	$385,478	$—	$1,168,361
___________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses, which the Company believes are immaterial.
(2) Includes the impact of discontinued operations.

(14)     Condensed Consolidating Financial Information

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

As of March 31, 2012, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the three month periods ended March 31, 2012 and 2011.

The following tables set forth, on a condensed consolidating basis, the balance sheets, the statements of earnings and comprehensive earnings and the statements of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three months ended March 31, 2012 and March 31, 2011, respectively.

The following table represents our condensed consolidating balance sheet as of March 31, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,143	$529,379	$11,690	$—	$543,212
Investment in subsidiaries	1,612,953	—	—	(1,612,953)	—
Non-current assets	21,642	1,627,787	67,257	—	1,716,686
Total assets	$1,636,738	$2,157,166	$78,947	$(1,612,953)	$2,259,898
Liabilities and equity:
Current liabilities	$33,244	$368,619	$34,280	$—	$436,143
Total liabilities	1,106,174	589,309	33,851	—	1,729,334
Total equity	530,564	1,567,857	45,096	(1,612,953)	530,564
Total liabilities and equity	$1,636,738	$2,157,166	$78,947	$(1,612,953)	$2,259,898

The following table represents our condensed consolidating statement of earnings and comprehensive earnings for the three months ended March 31, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$430,000	$76,021	$—	$506,021
Total operating expenses	5,257	333,244	73,219	—	411,720
Operating income	(5,257)	96,756	2,802	—	94,301
Total other income (expense)	(16,402)	25	508	—	(15,869)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(21,659)	96,781	3,310	—	78,432
Provision (benefit) for income taxes	(8,079)	36,100	1,234	—	29,255
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(13,580)	60,681	2,076	—	49,177
Equity in earnings of consolidated entities, net of tax	60,701	—	—	(60,701)	—
Earnings (loss) from continuing operations	47,121	60,681	2,076	(60,701)	49,177
Loss from discontinued operations, net of tax	—	(2,056)	—	—	(2,056)
Net earnings	47,121	58,625	2,076	(60,701)	47,121
Total other comprehensive loss	(133)	—	(124)	—	(257)
Comprehensive earnings	$46,988	$58,625	$1,952	$(60,701)	$46,864

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$47,121	$58,625	$2,076	$(60,701)	$47,121
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(55,051)	31,712	70	60,701	37,432
Changes in assets and liabilities, net of effects from acquisitions	(12,249)	16,529	1,218	—	5,498
Net cash provided by (used in) operating activities	(20,179)	106,866	3,364	—	90,051
Net cash provided by (used in) investing activities	6,398	(35,539)	(5,764)	—	(34,905)
Net cash used in financing activities	(26,773)	(2,000)	—	—	(28,773)
Net increase (decrease) in cash and cash equivalents	$(40,554)	$69,327	$(2,400)	$—	26,373
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$103,728

The following table represents our condensed consolidating balance sheet as of December 31, 2011 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,065	$515,189	$13,582	$—	$530,836
Investment in subsidiaries	1,599,546	—	—	(1,599,546)	—
Non-current assets	22,761	1,629,971	61,847	—	1,714,579
Total assets	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
Liabilities and equity:
Current liabilities	$55,856	$368,780	$33,350	$—	$457,986
Total liabilities	1,136,384	588,408	32,635	—	1,757,427
Total equity	487,988	1,556,752	42,794	(1,599,546)	487,988
Total liabilities and equity	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415

The following table represents our condensed consolidating statement of earnings and comprehensive earnings for the three months ended March 31, 2011 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$464,255	$72,928	$—	$537,183
Total operating expenses	10,628	345,266	70,891	—	426,785
Operating income	(10,628)	118,989	2,037	—	110,398
Total other income (expense)	(14,156)	34	306	—	(13,816)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(24,784)	119,023	2,343	—	96,582
Provision (benefit) for income taxes	(9,418)	45,229	891	—	36,702
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(15,366)	73,794	1,452	—	59,880
Equity in earnings of consolidated entities, net of tax	71,295	—	—	(71,295)	—
Earnings (loss) from continuing operations	55,929	73,794	1,452	(71,295)	59,880
Loss from discontinued operations, net of tax	—	(3,951)	—	—	(3,951)
Net earnings	55,929	69,843	1,452	(71,295)	55,929
Total other comprehensive earnings (loss)	115	—	(133)	—	(18)
Comprehensive earnings	$56,044	$69,843	$1,319	$(71,295)	$55,911

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$55,929	$69,843	$1,452	$(71,295)	$55,929
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(63,337)	36,909	112	71,295	44,979
Changes in assets and liabilities, net of effects from acquisitions	(13,169)	33,219	(518)	—	19,532
Net cash provided by (used in) operating activities	(20,577)	139,971	1,046	—	120,440
Net cash provided by (used in) investing activities	—	(35,539)	(3,741)	—	(39,280)
Net cash used in financing activities	(128,603)	—	—	—	(128,603)
Net increase (decrease) in cash and cash equivalents	$(149,180)	$104,432	$(2,695)	$—	(47,443)
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$4,844
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(15)     Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Dividend Declared
On April 26, 2012, we declared a regular dividend of $0.10 per common share. The dividend is payable on June 21, 2012, to shareholders of record as of the close of business on June 7, 2012.

Sold Businesses

On May 2, 2012, we completed the sale of our True Automation and Aptitude businesses, previously included within the Technology, Data and Analytics segment for approximately $17.3 million.

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of FIS, and its subsidiaries; and all references to “FIS,” the “former parent,” or the “holding company” are to Fidelity National Information Services, Inc., a Georgia corporation, and its subsidiaries, that owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity (including, among others, loan originations and foreclosures) on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the level of scrutiny being placed on participants in the foreclosure process; risks associated with federal and state enforcement proceedings, inquiries and examinations currently underway or that may be commenced in the future with respect to our default management operations, and with civil litigation related to these matters; the impact of continued delays in the foreclosure process on the timing and collectability of our fees for certain of our services; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Form 10-K, this Form 10-Q and our other filings with the Securities and Exchange Commission.

Overview

We are a provider of integrated technology and transaction services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Transaction Services, which produced approximately 35% and 65%, respectively, of our revenues for the three months ended March 31, 2012. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our transaction services include our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our origination services, which support most aspects of the closing of mortgage loan transactions by lenders and loan servicers.

Our Technology, Data and Analytics segment principally includes:

•	Servicing Technology. Our mortgage servicing technology, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•	Default Technology. Our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•	Origination Technology. Our mortgage origination technology and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•	Data and Analytics. Our data and analytics businesses, in which we provide automated valuation products and aggregated property, loan and tax status data services.

Our Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as origination services, and in the management of mortgage loans that go into default, which we refer to as default services.

Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	other origination services, including flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	foreclosure management services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services, designed to preserve the value of properties securing defaulted loans;

•
asset management services, providing disposition services for our customers' real estate owned properties through independent real estate brokers, attorneys and other vendors to facilitate the transaction; and

•	alternative property valuation services, which provide a range of default related valuation services supporting the foreclosure process.

General and administrative expenses that are not included in our operating segments are included in Corporate and Other.

Recent Trends and Developments
Revenues in our origination businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The federal government has taken several steps over the last few years in an attempt to address the downturn in the housing market, including steps to reduce interest rates and legislation such as the Homeowner Affordability and Stability Plan (the “HASP”) under which homeowners who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance.
The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.3 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 68% and 70%, respectively, of the total markets. Despite significant refinancing activity during the first quarter of 2012, the MBA's Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will be approximately $1.1 trillion, with the decrease in activity being driven by substantially decreased refinancing activity. We believe the decrease in the MBA's projections for 2012 is due to, among other things, current real estate prices, the potential for rising interest rates, and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. The revenues for our origination businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our origination services and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected because it earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that the difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the impact of those events with increased market share or higher fees, our mortgage processing revenues could be adversely affected.
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
Through February 2012, the Treasury Department estimates that the banks had worked through most of the approximately 2.5 million loans currently eligible for the program, and had offered approximately 2.0 million trial modifications. Of those, approximately 1.8 million trial modifications were actually implemented and approximately 1.0 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened), the pace of modifications has slowed and we believe it will have a lessened impact going forward.
On February 1, 2012, the Obama Administration announced new initiatives intended to increase mortgage refinancings, reduce foreclosures and improve the housing market. These initiatives are intended to, among other things: (i) enable certain borrowers with loans insured by Fannie Mae or Freddie Mac (“GSEs”) and certain borrowers with non-GSE loans to refinance their mortgages and take advantage of low interest rates; (ii) extend the forebearance period for unemployed borrowers with loans held by the GSEs and major banks from three months to one year ; and (iii) extend HAMP through December 31, 2013, while also relaxing the eligibility requirements and increasing the financial incentives for banks to participate in it. Implementation of these initiatives has begun, except for the refinancing initiatives. The GSEs have not yet started the refinancing program, and Congress would need to pass legislation to implement the refinancing program for non-GSE loans.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to a prolonged period of elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focused their resources on trying to make modifications under the HAMP program and in trying to confirm the compliance of their foreclosure procedures with applicable laws. In addition, following reviews conducted by federal banking regulatory agencies during late 2010 and early 2011 of their default and foreclosure processes, in April 2011, the 14 largest banks and certain of their third party service providers, including us, entered into consent orders with federal banking agencies. The consent orders further slowed the pace of foreclosures in 2011 as the banks and their third party providers tried to work through their requirements, and we believe this trend will continue for some time. Although five of the largest banks were able to reach a $25 billion settlement of federal and state investigations into their foreclosure practices that may result in more normalized foreclosure timelines in the future, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our bad debt reserve. Continued delays in the foreclosure process and the timing of payments for these services could result in us making additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 29, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Comprehensive Income. The ASUs eliminate the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity and requires a company to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. The statement also requires a company to present a statement of comprehensive income as part of the statements of condensed consolidating financial information. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance as of January 1, 2012. As we have historically presented two separate consecutive statements, the new guidance only requires the presentation of statements of condensed consolidating comprehensive earnings within note 14 to the condensed consolidated financial statements, included in Item 1 herein.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, go directly to the two step quantitative impairment test. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance in ASU No. 2011-08 as of January 1, 2012 and will elect to perform the qualitative assessment when we perform our annual impairment test using our September 30th measurement date to determine if further analysis is required for any of our reporting units.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the new guidance in ASU No. 2011-04 as of January 1, 2012, which only requires additional disclosure and does not have an impact on the Company's consolidated financial position or results of operations.

Related Party Transactions

We have historically conducted business with Ceridian Corporation, FIS and its subsidiaries, and other related parties. See note 3 to our condensed consolidated financial statements included in Part I for a detailed description of all related party transactions.

Results of Operations for the three months ended March 31, 2012 and 2011

As discussed in note 1 to our condensed consolidated financial statements (unaudited) included in Part I, in connection with organizational realignments implemented during the first quarter ending March 31, 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months ended March 31,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions, except per share amounts)	2012	2011	2012	2011	$	%
Revenues	$506.0	$537.2	100%	100%	$(31.2)	(6)%
Expenses:
Operating expenses	387.5	384.5	77%	72%	(3.0)	(1)%
Depreciation and amortization	24.2	23.0	5%	4%	(1.2)	(5)%
Exit costs, impairments and other charges	—	19.3	—%	4%	19.3	nm
Total expenses	411.7	426.8	81%	79%	15.1	4%
Operating income	94.3	110.4	19%	21%	(16.1)	(15)%
Operating margin	19%	21%
Other income (expense)	(15.9)	(13.8)	(3)%	(3)%	(2.1)	(15)%
Earnings from continuing operations before income taxes	78.4	96.6	15%	18%	(18.2)	(19)%
Provision for income taxes	29.3	36.7	6%	7%	7.4	20%
Net earnings from continuing operations	49.2	59.9	10%	11%	(10.7)	(18)%
Loss from discontinued operations, net of tax	(2.1)	(4.0)	—%	(1)%	1.9	48%
Net earnings	$47.2	$55.9	9%	10%	$(8.7)	(16)%
Net earnings per share - diluted	$0.56	$0.63
____________

(1) Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Consolidated revenues decreased $31.2 million, or 6%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The decrease was primarily driven by a 24% decline in default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely due to continued regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decrease in default services was partially offset by a 14% increase in origination services as a result of higher refinance origination volumes due to the continued low interest rate environment, the impact of the Home Affordable Refinance Program (“HARP”), which reduced loan-to-value requirements and thereby allowed certain “underwater” borrowers to qualify for refinancing, and from market share gains. We also benefited from a 6% increase in our Technology, Data and Analytics segment as a result of growth in our technology operations which provide servicing, origination and default related technologies.

Operating Expenses

Operating expenses increased $3.0 million, or 1%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Operating expenses as a percentage of revenues increased to 77% during the first three months of 2012 as compared to 72% during the first three months of 2011. The factors contributing to this increase include lower operating income from origination technology in our Technology, Data and Analytics segment due to near-term investments in that business to convert from a software licensing to software as a service (“SaaS”) model; as well as margin pressures in our Transaction Services segment due to reduced operating leverage in default services from the slowdown in the release of foreclosure volumes and from an elongation of foreclosure timelines which extends our servicing obligations; increases in our sales allowance and bad debt reserves based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable; adverse changes in revenue mix in default services from higher margin title and escrow services to lower margin property preservation and inspection services; a decrease in the closed order ratio in the title operations in our origination services due to strength in new order counts in the current year quarter, for which we defer recognizing revenue until the refinancing transaction closes but are required to recognize cost of sales as the orders are processed; and margin compression in our appraisal operations due to the impact of the "customary and reasonable" fee requirement under the Dodd-Frank Act which increased the fees we are required to pay to independent appraisers while the amounts we charge our customers for those appraisals are at fixed prices.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million, or 5%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Depreciation and amortization as a percentage of revenues have increased to 5% during the three months ended March 31, 2012 as compared to 4% during the three months ended March 31, 2011 due to the decreases in revenues described above.

Exit Costs, Impairments and Other Charges

We recorded a $19.3 million charge during the first quarter of 2011 predominately related to severance charges resulting from our various cost reduction programs.

Operating Income

Operating income decreased $16.1 million, or 15%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Operating margin decreased to 19% during the three months ended March 31, 2012 from 21% during the three months ended March 31, 2011 as a result of the factors described above.

Other Income (Expense)

Other income (expense) increased $2.1 million, or 15%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, predominately due to an increase in interest expense. The increase to interest expense for the three month period ending March 31, 2012 was primarily due to higher average interest rates under our new credit facilities as well as higher notional amounts on our outstanding interest rate swaps.

Income Taxes

Income taxes on continuing operations were $29.3 million and $36.7 million during the three months ended March 31, 2012 and 2011, respectively. The effective tax rate was 37.3% and 38.0% during the three month periods ended March 31, 2012 and 2011, respectively.

Loss from Discontinued Operations, net

During the year ended December 31, 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which was previously included within the Transaction Services segment. All of these businesses were classified as discontinued operations during the year ended December 31, 2011. Loss from discontinued operations, net of tax, was $2.1 million and $4.0 million for the three month periods ended March 31, 2012 and 2011, respectively. The decrease in the loss from discontinued operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was predominately the result of a gain of $8.1 million ($3.1 million net of tax) associated with the sale of the SoftPro business unit, offset by impairments of approximately $2.8 million ($1.8 million net of tax) on disposal of businesses. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings decreased $8.7 million, or 16%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Net earnings per diluted share totaled $0.56 and $0.63 during the first three months of 2012 and 2011, respectively. The decreases were a result of the factors described above, partially offset by a decrease in the weighted average shares outstanding - diluted as a result of the Company's share repurchases during 2011 made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended March 31,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Technology:	$161.3	$151.2	91%	90%	$10.1	7%
Servicing Technology	108.4	103.3	61%	61%	5.1	5%
Default Technology	31.6	29.2	18%	17%	2.4	8%
Origination Technology	21.4	18.8	12%	11%	2.6	14%
Data and Analytics	16.9	17.3	9%	10%	(0.4)	(2)%
Total Revenues	178.1	168.5	100%	100%	9.6	6%
Expenses:
Operating expenses	105.6	94.7	59%	56%	(10.9)	(12)%
Depreciation and amortization	18.6	17.2	10%	10%	(1.4)	(8)%
Exit costs, impairments and other charges	—	2.3	—%	1%	2.3	nm
Total expenses	124.2	114.2	70%	68%	(10.0)	(9)%
Operating income	$54.0	$54.3	30%	32%	$(0.3)	(1)%
Operating margin	30%	32%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues increased $9.6 million, or 6%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The increase is primarily due to growth in servicing technology due to new client implementations onto our mortgage servicing platform in 2011 and higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and from growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.

Operating Expenses

Operating expenses increased $10.9 million, or 12%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Operating expenses as a percentage of revenues increased to 59% during the first three months of 2012 as compared to 56% during the first three months of 2011 primarily as a result of lower operating income from origination technology due to near-term investments in that business to convert from a software licensing to software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 8%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Depreciation and amortization as a percentage of revenues have remained constant at approximately 10% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $2.3 million charge during the first quarter of 2011 related to severance charges resulting from our various cost reduction programs.

Operating Income

Operating margin decreased to 30% from 32% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended March 31
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Origination Services	$146.8	$129.0	45%	35%	$17.8	14%
Default Services	182.9	241.1	55%	65%	(58.2)	(24)%
Total Revenues	329.6	370.1	100%	100%	(40.5)	(11)%
Expenses:
Operating expenses	273.5	281.4	83%	76%	7.9	3%
Depreciation and amortization	4.7	4.6	1%	1%	(0.1)	(2)%
Exit costs, impairments and other charges	—	3.0	—%	1%	3.0	nm
Total expenses	278.2	289.0	84%	78%	10.8	4%
Operating income	$51.5	$81.1	16%	22%	$(29.6)	(36)%
Operating margin	16%	22%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues decreased $40.5 million, or 11%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The decrease was primarily driven by a 24% decline in our default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely the result of continuing regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decrease was also due to a $5.2 million sales allowance reserve recorded during the three months ended March 31, 2012 based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable. These decreases were partially offset by a 14% increase in our origination services revenue as a result of higher refinance origination volumes due to the continued low interest rate environment, the impact of HARP, which reduced loan-to-value underwriting requirements and thereby allowed certain “underwater” borrowers to qualify for refinancing, and from market share gains.

Operating Expenses

Operating expenses decreased $7.9 million, or 3%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Operating expenses as a percentage of revenues increased to 83% during the first three months of 2012 as compared to 76% during the first three months of 2011. The factors contributing to this increase include reduced operating leverage in default services from the slowdown in the release of foreclosure volumes and from an elongation of foreclosure timelines which extends our servicing obligations; increases in our sales allowance and allowance for doubtful accounts based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable; adverse changes in revenue mix in default services from higher margin title and escrow services to lower margin property preservation and inspection services; a decrease in the closed order ratio in the title operations in our origination services due to strength in new order counts in the current year quarter, for which we defer recognizing revenue until the refinancing transaction closes but are required to recognize cost of sales as the orders are processed; and margin compression in our appraisal operations due to the impact of the "customary and reasonable" fee requirement under the Dodd-Frank Act which increased the fees we are required to pay to independent appraisers while the amounts we charge our customers for those appraisals are at fixed prices.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 2%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Depreciation and amortization expenses as a percentage of revenues have remained constant at 1% during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $3.0 million charge during the first three months of 2011 related to severance charges resulting from our various cost reduction programs.

Operating Income

Operating margin decreased to 16% during the three months ended March 31, 2012 from 22% during the three months ended March 31, 2011 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments as well as certain smaller operations. Net expenses for this segment decreased to $11.1 million for the three months ended March 31, 2012 from $25.1 million for the three months ended March 31, 2011 due to a $14.0 million charge recognized in the first quarter of 2011 predominately related to severance and stock compensation acceleration charges associated with our various cost reduction programs recorded during the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.

At March 31, 2012, we had cash and cash equivalents of $103.7 million and debt of $1,131.8 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of March 31, 2012, we also have remaining availability under our revolving credit facility of approximately $398.2 million.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable on June 21, 2012, to shareholders of record as of the close of business on June 7, 2012. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.

On June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the three months ended March 31, 2012, we did not repurchase any shares of our stock or senior notes. As of March 31, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $90.1 million and $120.4 million during the three months ended March 31, 2012 and 2011, respectively. The decline in cash provided by operating activities during the first three months of 2012 when compared to the first three months of 2011 was primarily related to a decrease in working capital contributions mainly from lower accounts receivable collections from Default Services, which carries a higher “days sales outstanding” ratio due to the lag between revenue recognition and collection, as well as from lower net income.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $34.9 million and $39.3 million during the three months ended March 31, 2012 and 2011, respectively. The decrease in cash used in investing activities during the first three months of 2012 when compared to the first three months of 2011 was primarily due to the net impact of our business acquisitions and dispositions in which we acquired PCLender in the first quarter of 2011 for $9.8 million and disposed of Tax Services and SoftPro, LLC during the first quarter of 2012 for net proceeds of $6.4 million. This decrease was partially offset by a $9.4 million increase in investments in title plants and property records data in the first three months of 2012.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $23.7 million and $23.3 million on capital expenditures during the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

Cash used in financing activities was approximately $28.8 million and $128.6 million during the three months ended March 31, 2012 and 2011, respectively. The decrease in cash used in financing activities during the first three months of 2012 when compared to the first three months of 2011 was due to treasury stock repurchases of $83.9 million made in the the first three months of 2011, and a decrease in debt principal payments of $19.0 million as a result of the refinancing of our senior credit facilities during August 2011. The 2011 Credit Agreement provides the Company with lower principal payment requirements, increased capacity under our revolver, an attractive long-term cost of capital, and an extended maturity date, which further enhances the Company's future financial flexibility and liquidity.

Financing

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement.

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

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

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

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at March 31, 2012. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

The fair value of the Company's long-term debt at March 31, 2012 is estimated to be approximately 100% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

See note 10 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

There have been no significant changes to our contractual obligations, including our scheduled principal maturities on long-term debt, data processing and maintenance commitments, operating lease payments, and deferred compensation obligations, since our Annual Report on Form 10-K was filed on February 29, 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2012, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $288.4 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are routinely subject to a variety of risks, including those described in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K that was filed on February 29, 2012 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market demand accounts, money market funds and demand deposit accounts.

We are a highly leveraged company, with approximately $1,131.8 million in long-term debt outstanding as of March 31, 2012. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2012, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.9 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's 2011 Annual Report on Form 10-K, filed on February 29, 2012.

Item 1A. Risk Factors.

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
In addition, the Home Affordable Modification Program (“HAMP”) provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Through February 2012, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.5 million loans currently eligible for HAMP, and offered 2.0 million trial modifications. Of those, approximately 1.8 million trial modifications were actually implemented and approximately 1.0 million became permanent.

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
While we believe that HAMP has had an adverse effect on the processing of delinquent loans and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened, the pace of modifications has slowed and we believe there will be a lessened impact going forward. However, we cannot predict the ultimate impact that the government's initiatives under HAMP or other foreclosure relief and loan modification initiatives may have, or whether the government may take additional action to address the current housing market.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to a slowdown in the processing of foreclosures as lenders focus their resources on complying with their consent orders and making modifications under the HAMP program in compliance with its requirements and new government directives intended to increase its success. We believe that the Foreclosure Settlement may result in more normalized foreclosure timelines in the future. However, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our bad debt reserve. Continued delays in the foreclosure process and the timing of payments for these services could result in us making additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the three months ended March 31, 2012, we did not repurchase any shares of our stock or senior notes. As of March 31, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Item 6. Exhibits

(a)	Exhibits:

10.1	Employment Agreement between the Company and Joseph M. Nackashi dated December 31, 2009.

10.2	Addendum to Employment Agreement with Joseph M. Nackashi effective as of October 26, 2011.

10.3	Addendum No. 2 to Employment Agreement with Daniel T. Scheuble effective as of March 30, 2012.

10.4	Addendum No. 2 to Employment Agreement with Joseph M. Nackashi effective as of March 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2012	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description

10.1	Employment Agreement between the Company and Joseph M. Nackashi dated December 31, 2009.

10.2	Addendum to Employment Agreement with Joseph M. Nackashi effective as of October 26, 2011.

10.3	Addendum No. 2 to Employment Agreement with Daniel T. Scheuble effective as of March 30, 2012.

10.4	Addendum No. 2 to Employment Agreement with Joseph M. Nackashi effective as of March 30, 2012.

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

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.