Form 10-Q
period 2012-06-30
Lender Processing Services, Inc.
filed 2012-08-03
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐ No ☑

As of July 31, 2012, 84,695,026 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2012

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$138,491	$77,355
Trade receivables, net of allowance for doubtful accounts of $46.8 million and $36.0 million, respectively	308,353	345,048
Other receivables	5,832	1,423
Prepaid expenses and other current assets	35,135	33,004
Deferred income taxes, net	111,398	74,006
Total current assets	599,209	530,836
Property and equipment, net of accumulated depreciation of $194.5 million and $182.9 million, respectively	116,356	121,245
Computer software, net of accumulated amortization of $185.0 million and $181.2 million, respectively	231,008	228,882
Other intangible assets, net of accumulated amortization of $319.2 million and $342.6 million, respectively	27,259	39,140
Goodwill	1,119,438	1,132,828
Other non-current assets (inclusive of investments carried at fair value) - see note 6	222,724	192,484
Total assets	$2,315,994	$2,245,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,500	$39,310
Trade accounts payable	39,411	43,105
Accrued salaries and benefits	79,263	64,383
Legal and regulatory reserve	203,064	78,483
Other accrued liabilities	174,651	168,627
Deferred revenues	50,939	64,078
Total current liabilities	549,828	457,986
Deferred revenues	25,142	34,737
Deferred income taxes, net	143,238	122,755
Long-term debt, net of current portion	1,075,125	1,109,850
Other non-current liabilities	34,932	32,099
Total liabilities	1,828,265	1,757,427

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2012 and December 31, 2011	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at June 30, 2012 and December 31, 2011	10	10
Additional paid-in capital	249,741	250,533
Retained earnings	650,217	658,146
Accumulated other comprehensive loss	(2,693)	(1,783)
Treasury stock at cost; 12.8 million and 13.0 million shares at June 30, 2012 and December 31, 2011, respectively	(409,546)	(418,918)
Total stockholders' equity	487,729	487,988
Total liabilities and stockholders' equity	$2,315,994	$2,245,415
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$533,207	$499,660	$1,039,228	$1,036,843
Expenses:
Operating expenses	387,713	386,480	775,189	770,958
Depreciation and amortization	23,778	22,627	48,022	45,623
Legal and regulatory charges	144,476	—	144,476	—
Exit costs, impairments and other charges	—	9,887	—	29,198
Total expenses	555,967	418,994	967,687	845,779
Operating income (loss)	(22,760)	80,666	71,541	191,064
Other income (expense):
Interest income	454	385	902	711
Interest expense	(16,455)	(13,819)	(32,857)	(27,975)
Other income, net	74	(60)	159	(46)
Total other income (expense)	(15,927)	(13,494)	(31,796)	(27,310)
Earnings (loss) from continuing operations before income taxes	(38,687)	67,172	39,745	163,754
Provision (benefit) for income taxes	(4,392)	24,706	24,863	61,408
Net earnings (loss) from continuing operations	(34,295)	42,466	14,882	102,346
Loss from discontinued operations, net of tax	(3,585)	(21,101)	(5,641)	(25,052)
Net earnings (loss)	$(37,880)	$21,365	$9,241	$77,294

Net earnings (loss) per share - basic from continuing operations	$(0.41)	$0.49	$0.18	$1.18
Net loss per share - basic from discontinued operations	(0.04)	(0.25)	(0.07)	(0.29)
Net earnings (loss) per share - basic	$(0.45)	$0.24	$0.11	$0.89
Weighted average shares outstanding - basic	84,578	85,665	84,511	86,747

Net earnings (loss) per share - diluted from continuing operations	$(0.41)	$0.50	$0.17	$1.18
Net loss per share - diluted from discontinued operations	(0.04)	(0.25)	(0.06)	(0.29)
Net earnings (loss) per share - diluted	$(0.45)	$0.25	$0.11	$0.89
Weighted average shares outstanding - diluted	84,578	85,812	84,680	86,968

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings (loss)	$(37,880)	$21,365	$9,241	$77,294
Other comprehensive loss:
Unrealized gain on investments, net of tax	1,044	395	920	260
Unrealized loss on interest rate swaps, net of tax (1)	(1,696)	(827)	(1,830)	(710)
Other comprehensive loss	(652)	(432)	(910)	(450)
Comprehensive earnings (loss)	$(38,532)	$20,933	$8,331	$76,844
____________
(1) Net of income tax benefit of $1.1 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six Months Ended June 30, 2012
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2011	97,427	$10	$250,533	$658,146	$(1,783)	(13,021)	$(418,918)	$487,988
Net earnings	—	—	—	9,241	—	—	—	9,241
Cash dividends declared(1)(2)	—	—	—	(17,170)	—	—	—	(17,170)
Exercise of stock options and restricted stock vesting	—	—	(12,106)	—	—	242	9,372	(2,734)
Income tax effect of equity compensation	—	—	(1,034)	—	—	—	—	(1,034)
Stock-based compensation cost	—	—	12,348	—	—	—	—	12,348
Unrealized gain on investments, net	—	—	—	—	920	—	—	920
Unrealized loss on interest rate swaps, net	—	—	—	—	(1,830)	—	—	(1,830)
Balances, June 30, 2012	97,427	$10	$249,741	$650,217	$(2,693)	(12,779)	$(409,546)	$487,729
____________

(1)	Dividends of $0.10 per common share were paid on March 15, 2012 and June 21, 2012.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$9,241	$77,294
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,889	49,435
Amortization of debt issuance costs	2,231	2,317
Asset impairment charges	3,688	31,855
Gain on sale of discontinued operation	(8,321)	—
Deferred income taxes, net	(15,415)	3,553
Stock-based compensation cost	12,348	18,866
Income tax effect of equity compensation	1,034	213
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	26,911	53,412
Other receivables	(2,296)	1,811
Prepaid expenses and other assets	(14,053)	(4,023)
Deferred revenues	7,752	(7,098)
Accounts payable, accrued liabilities and other liabilities	145,877	(748)
Net cash provided by operating activities	217,886	226,887

Cash flows from investing activities:
Additions to property and equipment	(11,989)	(19,261)
Additions to capitalized software	(37,988)	(33,967)
Purchases of investments, net of proceeds from sales	(8,728)	(9,390)
Acquisition of title plants and property records data	(22,613)	(10,352)
Acquisitions, net of cash acquired	—	(9,802)
Proceeds from sale of discontinued operations, net of cash distributed	18,706	—
Net cash used in investing activities	(62,612)	(82,772)

Cash flows from financing activities:
Borrowings	—	60,000
Debt service payments	(71,457)	(72,576)
Exercise of stock options and restricted stock vesting	(2,734)	(2,358)
Income tax effect of equity compensation	(1,034)	(213)
Dividends paid	(16,913)	(17,444)
Treasury stock repurchases	—	(136,878)
Bond repurchases	—	(4,925)
Payment of contingent consideration related to acquisitions	(2,000)	—
Net cash used in financing activities	(94,138)	(174,394)

Net increase (decrease) in cash and cash equivalents	61,136	(30,279)
Cash and cash equivalents, beginning of period	77,355	52,287
Cash and cash equivalents, end of period	$138,491	$22,008

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,378	$26,789
Cash paid for taxes	$21,589	$35,153

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), a Georgia corporation, and its subsidiaries. FIS owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

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

Reporting Segments

We are a provider of integrated technology and outsourced services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics ("TD&A") and Transaction Services.

Reclassifications and Segment Reorganization

In connection with organizational realignments implemented during the first quarter ended March 31, 2012, the Company has made the following changes to its financial reporting structure and presentation:

•
Allocation of Corporate Expenses. To improve visibility and analysis regarding the performance of each reporting segment, as of January 1, 2012, the Company began allocating corporate expenses for functions that directly support the operating segments. Costs being allocated include, among others, stock compensation, internal audit, legal, human resources, marketing and accounting shared services. These costs are allocated to each reporting segment based on a variety of factors including headcount, actual consumption, activity, or other relevant factors. After completing the allocation process, the net remaining costs included in the Corporate segment represent unallocated general and administrative expenses, which are discussed further in note 14 to our condensed consolidated financial statements.

•
Operating Segment Components. In order to provide improved comparability, LPS has reclassified segment operating results from 2011 to conform to certain 2012 organizational realignments. The realignment resulted in transfer of revenue and operating expenses between the TD&A segment and the Transaction Services segment.

•
Financial Statement Captions. In the accompanying condensed consolidated statement of operations, we have eliminated the use of financial statement captions "Gross Margin", "Cost of revenues" and "Selling, general and administrative expenses". We now use the captions “Operating Expenses,” “Depreciation and amortization,” "Legal and regulatory charges" and "Exit costs, impairments and other charges." "Operating expenses" includes all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. "Legal and regulatory charges" represents our loss contingency and related costs for legal and regulatory matters that are probable and estimable. "Exit costs, impairments and other charges" represents certain lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets, and other non-operating charges.

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

As of June 30, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$64.6	$6.6	$58.0	$—	$64.6
Interest rate swaps (note 10)	Liability	$8.4	$—	$8.4	$—	$8.4

As of December 31, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$55.6	$6.9	$48.7	$—	$55.6
Interest rate swaps (note 10)	Liability	$5.4	$—	$5.4	$—	$5.4

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

(3)    Related Party Transactions

The Company did not have any related party transactions as of and during the three and six months ended June 30, 2012. Lee A. Kennedy has served as a director since our spin-off from FIS and as our Executive Chairman since September 15, 2009. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Historically, Mr. Kennedy also served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements in effect as of June 30, 2011 is as follows:

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

During the three and six months ended June 30, 2011, we incurred approximately $0.1 million and $0.2 million in expenses related to the Ceridian agreements listed above, which are included in operating expenses within the accompanying condensed consolidated statements of operations. We believe the amounts charged by Ceridian under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings (loss) per share for the three and six months ending June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings (loss) from continuing operations, net of tax	$(34,295)	$42,466	$14,882	$102,346
Loss from discontinued operations, net of tax	(3,585)	(21,101)	(5,641)	(25,052)
Net earnings (loss)	$(37,880)	$21,365	$9,241	$77,294

Net earnings (loss) per share - basic from continuing operations	$(0.41)	$0.49	$0.18	$1.18
Net loss per share - basic from discontinued operations	(0.04)	(0.25)	(0.07)	(0.29)
Net earnings (loss) per share - basic	$(0.45)	$0.24	$0.11	$0.89
Weighted average shares outstanding - basic	84,578	85,665	84,511	86,747

Net earnings (loss) per share - diluted from continuing operations	$(0.41)	$0.50	$0.17	$1.18
Net loss per share - diluted from discontinued operations	(0.04)	(0.25)	(0.06)	(0.29)
Net earnings (loss) per share - diluted	$(0.45)	$0.25	$0.11	$0.89
Weighted average shares outstanding - diluted	84,578	85,812	84,680	86,968

Options to purchase approximately 7.3 million and 7.8 million shares of our common stock for the three months ended June 30, 2012 and 2011, respectively, and 7.5 million and 6.3 million shares of our common stock for the six months ended June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of June 30, 2012, 1.6 million shares of restricted stock are not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares in the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. As of June 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(5)    Acquisitions

We did not acquire any entities during the three and six months ended June 30, 2012. The results of operations of entities acquired during the six months ended June 30, 2011 are included in the condensed consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2011 through June 30, 2012 was not significant, individually or in the aggregate, to our historical consolidated financial results.

PCLender

On March 14, 2011, we acquired PCLender.com, Inc. ("PCLender") for $9.8 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.0 million. The acquisition resulted in the recognition of $8.2 million of goodwill and $6.1 million of other intangible assets and software. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined utilizing the income approach using a combination of Level 2 and Level 3-type inputs. PCLender is now a part of the TD&A segment and further expands our loan origination offerings and market by complementing our Empower origination technology.

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc. ("NTNY"), is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The amortized cost and fair value of our available for sale securities at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012	$61,507	$3,254	$(177)	$64,584
As of December 31, 2011	$53,066	$2,781	$(269)	$55,578

There have been no significant changes to the stated maturities on our investment portfolio since December 31, 2011, as reflected in our 2011 Annual Report on Form 10-K.

(7) Discontinued Operations

During the year ended December 31, 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, Inc., SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions and certain operations previously included in our Real Estate Group, all of which were previously included as part of the TD&A segment. Management also made the decision to sell the Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which is now included in our TD&A segment), previously included within the Transaction Services segment. All of these businesses were classified as discontinued operations for the year ended December 31, 2011.

On January 9, 2012, we completed the sale of our SoftPro business unit for $15.5 million. The sale of SoftPro, which was previously included within the TD&A segment, resulted in a pre-tax gain on disposal of $8.3 million.

On January 31, 2012, we completed the sale of our Tax Services group, previously included within the Transaction Services segment, in which we are required to pay a total of $14.4 million ($12.3 million was paid as of June 30, 2012) to the buyer in exchange for their assumption of life-of-loan servicing obligations. As the net assets of the business were written down during 2011 in anticipation of the contemplated sale, no gain or loss was recognized during 2012 upon completion of the sale.

On May 2, 2012, we completed the sale of our True Automation and Aptitude Solutions business units, which were previously included within the TD&A segment, for approximately $17.3 million, and recorded no gain or loss on disposal.

Each of these asset groups qualifies as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations. Under that guidance, the results of operation of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of operations.

The table below illustrates the components of the loss from discontinued operations, net of tax, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012 (1)	2011
Revenues	$1,693	$19,436	$8,480	$38,450
Pretax loss from discontinued operations before impairment charges	$(3,990)	$(5,506)	$(9,374)	$(11,944)
Impairment charges:
Intangible assets	—	(3,471)	(226)	(3,471)
Computer software	—	(11,939)	—	(11,939)
Property and equipment	—	(2,783)	—	(2,783)
Goodwill	—	(17,684)	(2,281)	(17,684)
Other	—	5,967	(335)	5,967
Total impairment charges	—	(29,910)	(2,842)	(29,910)
Pretax loss from operations	(3,990)	(35,416)	(12,216)	(41,854)
Other income (includes gain on disposition of discontinued operation in 2012)	261	97	8,326	161
Income tax (expense) benefit on discontinued operations	144	14,218	(1,751)	16,641
Loss from discontinued operations, net of tax	$(3,585)	$(21,101)	$(5,641)	$(25,052)

___________________
(1) The Company recorded a $2.3 million impairment to goodwill, a $0.2 million impairment to intangible assets, and a $0.3 million impairment to other assets related to a revision in the fair value of the remaining net assets of the True Automation business unit, which was sold on May 2, 2012.

The assets held for sale and related liabilities summarized below are included in the following captions of the accompanying June 30, 2012 and December 31, 2011 condensed consolidated balance sheets (in thousands):

	June 30, 2012	December 31, 2011
Assets:
Current assets	$3,080	$13,361
Property and equipment, computer software and other intangible assets, net	—	20,097
Goodwill	—	10,441
Other non-current assets	—	4,147
Total assets held for sale	$3,080	$48,046
Liabilities:
Accounts payable, accrued salaries and benefits and other current liabilities	$5,675	$12,114
Deferred revenues	—	17,409
Other long-term liabilities	—	13,803
Total liabilities related to assets held for sale	$5,675	$43,326

(8) Goodwill

Changes to goodwill during the six months ended June 30, 2012 are summarized as follows (in thousands):

	Technology, Data and Analytics	Transaction Services	Total
Balance, December 31, 2011	$755,757	$377,071	$1,132,828
Goodwill disposal related to SoftPro sale	(4,943)	—	(4,943)
Goodwill impairment related to True Automation (1)	(2,281)	—	(2,281)
Goodwill disposal related to True Automation/Aptitude Solutions sale	(6,166)	—	(6,166)
Balance, June 30, 2012	$742,367	$377,071	$1,119,438
____________
(1) The Company recorded a $2.3 million impairment of goodwill related to a revision of the fair value of the remaining net assets of the True Automation business unit which was sold on May 2, 2012.

(9)    Restructuring

During 2011, management committed to three separate restructuring plans, (the "First Quarter 2011 Restructuring Plan", the "Second Quarter 2011 Restructuring Plan", and the "Fourth Quarter 2011 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the the three and six month period ended June 30, 2011, the total restructuring costs related to these efforts amounted to $6.0 million and $21.4 million of employee termination costs. Of the $6.0 million of employee termination costs recorded during the three months ended June 30, 2011, $4.6 million, $1.1 million and $0.3 million applies to the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. Of the $21.4 million of employee termination costs recorded for the six months ended June 30, 2011, $6.9 million, $4.1 million and $10.4 million applies to the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. All payouts related to the First Quarter 2011 Restructuring Plan were made by June 30, 2011 and all payouts related to the Second Quarter 2011 Restructuring Plan were made by June 30, 2012. All payouts related to our Fourth Quarter 2011 Restructuring Plan are expected to be made by December 31, 2012.

The following table sets forth the Company's second quarter 2011 restructuring plan, exclusive of stock-based compensation charges, as of and for the six months ended June 30, 2012 (in millions):

2nd Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other Accrued Liabilities June 30, 2012
Ongoing termination arrangement	$0.9	$(0.9)	$—
Contract termination costs - severance	0.9	(0.9)	—
Total	$1.8	$(1.8)	$—

The following table sets forth the Company's fourth quarter 2011 restructuring plan, exclusive of stock-based compensation charges, as of and for the six months ended June 30, 2012 (in millions):

4th Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other Accrued Liabilities June 30, 2012
Ongoing termination arrangement	$1.9	$(0.4)	$1.5
Contract termination costs - severance	3.5	(2.1)	1.4
Total	$5.4	$(2.5)	$2.9

(10)    Long-Term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.75% at June 30, 2012) quarterly principal amortization, maturing August 2016	$468,125	$528,313
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, (5.50% at June 30, 2012) quarterly principal amortization, maturing August 2018	247,500	248,750
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings) (2.75% at June 30, 2012), Fed-funds plus 2.50% (Swingline borrowings) (2.59% at June 30, 2012), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.09%, 4.75% or 2.75%, respectively, at June 30, 2012), maturing August 2016. Total of $398.2 million unused (net of outstanding letters of credit and revolver) as of June 30, 2012.	—	10,000
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	362,000
Other promissory notes with various interest rates and maturities	—	97
Total debt	1,077,625	1,149,160
Less current portion	(2,500)	(39,310)
Long-term debt, excluding current portion	$1,075,125	$1,109,850

Refinancing of Credit Facilities

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of its Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement.

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

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016. During the three month period ending June 30, 2012, we have prepaid approximately $46.8 million on the Term Loan A.

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
 The 2011 Credit Agreement contains customary affirmative, negative and financial covenants including, among other things, limits on the creation of liens; limits on the incurrence of indebtedness; restrictions on investments, dispositions and sale and leaseback transactions; limits on the payment of dividends and other restricted payments; a minimum interest coverage ratio; and a maximum leverage ratio. Upon an event of default, the administrative agent can accelerate the maturity of the loan. Events of default include events customary for such an agreement, including failure to pay principal and interest in a timely manner, breach of covenants and a change of control of the Company. These events of default include a cross-default provision that permits the lenders to declare the 2011 Credit Agreement in default if (i) the Company fails to make any payment after the applicable grace period under any indebtedness with a principal amount in excess of $70 million or (ii) the Company fails to perform any other term under any such indebtedness, as a result of which the holders thereof may cause it to become due and payable prior to its maturity.

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at June 30, 2012. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

The Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the Notes is July 1, 2016. From time to time we may be in the market to repurchase portions of the Notes, subject to limitations set forth in the Credit Agreement.

The Indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions, and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at June 30, 2012 is estimated to be approximately 100% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.25% as of June 30, 2012) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

Period	Notional Amount	Bank Pays Variable Rate of (1)	LPS Pays Fixed Rate of (2)
	(in millions)
December 31, 2011 to December 31, 2012	$150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	$75.0	1 Month LIBOR	2.080%
_________

(1) 0.25% as of June 30, 2012.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and Revolving Loan equal to 2.50% as of June 30, 2012.

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
Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	June 30, 2012	December 31, 2011
Other accrued liabilities	$0.8	$1.3
Other long-term liabilities	$7.6	$4.1

A cumulative loss of $5.2 million and $3.3 million is reflected in accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives		Amount of Loss Reclassified from Accumulated OCE into Income (included within interest expense)
Interest Rate Swap contract	2012	2011	2012	2011
Three months ended June 30,	$3.8	$1.6	$1.0	$0.2
Six months ended June 30,	$5.1	$1.6	$2.1	$0.4

Approximately $2.5 million of the balance in accumulated other comprehensive loss as of June 30, 2012 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2012, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

(11)    Income Taxes

Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of June 30, 2012 and December 31, 2011, there were no significant uncertain tax positions requiring recognition in its financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Provision (benefit) for income taxes on continuing operations were $(4.4) million and $24.7 million during the three months ended June 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 11.4% and 36.7%, respectively. Provision for income taxes on continuing operations were $24.9 million and $61.4 million during the six months ended June 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 62.6% and 37.5%, respectively. The change in the effective rate during the three and six month periods ended June 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded during the current year period.

(12)    Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  We intend to vigorously defend all litigation and regulatory matters that are brought against us. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for such matters, which totaled $78.5 million as of December 31, 2011, was increased to $203.1 million as of June 30, 2012 reflecting the continued progress made on each of the underlying matters which has enabled management to further refine its estimates. The accrual assumes no third party recoveries and includes estimated future costs of settlement, damages and associated legal and consulting fees. For the reasons described below, we are unable to estimate a range of material loss in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.
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

Litigation Matters

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An amended complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011 and the plaintiff filed a response to the Company's motion on September 12, 2011. The complaint was dismissed on March 30, 2012. The plaintiffs filed a second amended complaint on May 8, 2012. The Company filed a motion to dismiss the second amended complaint on June 8, 2012, and the plaintiff filed a response to the Company's motion on July 9, 2012.

Shareholder Derivative Litigation

On January 21, 2011, a complaint entitled Michael Wheatley, derivatively on behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida seeking damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. The parties agreed to a voluntary stay in this matter.

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

American Home Mortgage Servicing, Inc.

American Home Mortgage Servicing, Inc. (“AHMSI”) filed a complaint against the Company and DocX, LLC ("DocX") on August 23, 2011 in District Court for Dallas County, Texas. The parties agreed to a voluntary stay of the proceeding pending the outcome of binding arbitration of the dispute. In the arbitration proceeding, AHMSI is seeking indemnification of approximately $21 million for damages, costs and expenses allegedly incurred as a result of negligence and breach of contract by DocX in connection with document execution and recording services provided to AHMSI by DocX.

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

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging various violations of the Nevada Unfair and Deceptive Trade Practices Act. On January 30, 2012, the Company filed a motion to dismiss the complaint. On February 17, 2012, the parties filed a stipulation to stay the proceeding while the parties engage in settlement negotiations relative to this complaint. The stay expired on April 21, 2012. At a hearing on the motion to dismiss held on July 19, 2012, the court granted in part and denied in part the Company's motion to dismiss.

Missouri Attorney General

On February 6, 2012, the Missouri Attorney General issued a criminal indictment against our subsidiary, DocX, LLC, ("DocX") charging various counts of forgery and false certification. As we have previously disclosed, DocX was a small document solutions subsidiary that we shut down in May 2010, after discovering potential irregularities in certain of its document execution practices. The Company filed a motion to dismiss the indictment on April 6, 2012. The Company entered into a settlement agreement with the Missouri Attorney General, effective as of August 2, 2012, which resulted in the dismissal of the criminal charges pending against DocX, in the State of Missouri. The terms of the settlement provide for, among other things, a voluntary contribution of $1.5 million to the State of Missouri, reimbursement of $500,000 to the Missouri Attorney General's Office for its fees and costs of investigation, and a complete release of any potential civil and criminal liability of LPS and DocX from the State of Missouri. The aggregate settlement payment of $2 million is included in LPS's increased accrual for legal and regulatory matters as of June 30, 2012.

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

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2012, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $336.1 million.

(13) Stock Option Plans

Options

On May 15, 2012, the Company granted approximately 1.0 million stock option awards under the Lender Processing Services, Inc. Amended and Restated 2008 Omnibus Incentive Plan (the "Plan") to officers, directors and key employees. The following table summarizes assumptions used to estimate weighted average fair values for awards granted during the three months ended June 30, 2012 and 2011:

Year	Weighted Average Fair Value	Risk Free Interest Rate	Volatility Factor	Expected Dividend Yield	Weighted Average Expected Life (In Years)
2012	$7.36	0.7%	43%	1.7%	4.5
2011	$8.11	1.9%	36%	1.4%	4.5

As of June 30, 2012, a total of approximately 8.6 million stock option awards are outstanding, and approximately 5.7 million stock option awards are exercisable.

Restricted Stock

On May 15, 2012, the Company granted approximately 0.7 million shares of restricted stock with a grant date fair value of $23.67 per share. Generally, these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for a period of six months following vesting.

As of June 30, 2012, approximately 1.6 million shares of restricted stock awards were outstanding.

(14)     Segment Information

As discussed in note 1, in connection with organizational realignments implemented during the first quarter ended March 31, 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended June 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$186,105	$347,366	$(264)	$533,207
Operating expenses (1)	110,168	266,662	10,883	387,713
Depreciation and amortization	18,036	4,694	1,048	23,778
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	57,901	76,010	(156,671)	(22,760)
Total other income (expense)	373	604	(16,904)	(15,927)
Earnings (loss) from continuing operations before income taxes	$58,274	$76,614	$(173,575)	$(38,687)
Balance sheet data:
Total assets (2)	$1,224,561	$751,864	$339,569	2,315,994
Goodwill (2)	$742,367	$377,071	$—	$1,119,438

As of and for the three months ended June 30, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$170,573	$330,600	$(1,513)	$499,660
Operating expenses (1)	97,581	272,266	16,633	386,480
Depreciation and amortization	16,881	4,650	1,096	22,627
Exit, impairment and other charges	6,585	1,074	2,228	9,887
Operating income (loss)	49,526	52,610	(21,470)	80,666
Total other income (expense)	410	381	(14,285)	(13,494)
Earnings (loss) from continuing operations before income taxes	$49,936	$52,991	$(35,755)	$67,172
Balance sheet data:
Total assets (2)	$1,249,806	$755,915	$163,476	$2,169,197
Goodwill (2)	$765,153	$385,478	$—	$1,150,631

For the six months ended June 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$364,248	$676,978	$(1,998)	$1,039,228
Operating expenses (1)	215,761	540,128	19,300	775,189
Depreciation and amortization	36,620	9,386	2,016	48,022
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	111,867	127,464	(167,790)	71,541
Total other income (expense)	768	1,254	(33,818)	(31,796)
Earnings (loss) from continuing operations before income taxes	$112,635	$128,718	$(201,608)	$39,745

For the six months ended June 30, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$339,121	$700,705	$(2,983)	$1,036,843
Operating expenses (1)	192,272	553,652	25,034	770,958
Depreciation and amortization	34,114	9,258	2,251	45,623
Exit, impairment and other charges	8,887	4,052	16,259	29,198
Operating income (loss)	103,848	133,743	(46,527)	191,064
Total other income (expense)	762	779	(28,851)	(27,310)
Earnings (loss) from continuing operations before income taxes	$104,610	$134,522	$(75,378)	$163,754
_________
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

As of June 30, 2012, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the three and six month periods ended June 30, 2012 and 2011.

The following tables set forth, on a condensed consolidating basis, the balance sheets, the statements of operations and comprehensive earnings (loss) and the statements of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and six months ended June 30, 2012 and June 30, 2011, respectively.

The following table represents our condensed consolidating balance sheet as of June 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,189	$579,106	$16,914	$—	$599,209
Investment in subsidiaries	1,517,399	—	—	(1,517,399)	—
Non-current assets	20,528	1,625,546	70,711	—	1,716,785
Total assets	$1,541,116	$2,204,652	$87,625	$(1,517,399)	$2,315,994
Liabilities and equity:
Current liabilities	$3,224	$510,533	$36,071	$—	$549,828
Total liabilities	1,053,387	739,136	35,742	—	1,828,265
Total equity	487,729	1,465,516	51,883	(1,517,399)	487,729
Total liabilities and equity	$1,541,116	$2,204,652	$87,625	$(1,517,399)	$2,315,994

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the three months ended June 30, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$450,883	$82,324	$—	$533,207
Total operating expenses	7,091	470,029	78,847	—	555,967
Operating income (loss)	(7,091)	(19,146)	3,477	—	(22,760)
Total other income (expense)	(16,455)	83	445	—	(15,927)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(23,546)	(19,063)	3,922	—	(38,687)
Provision (benefit) for income taxes	(8,783)	2,928	1,463	—	(4,392)
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(14,763)	(21,991)	2,459	—	(34,295)
Equity in earnings (loss) of consolidated entities, net of tax	(23,317)	—	—	23,317	—
Earnings (loss) from continuing operations	(38,080)	(21,991)	2,459	23,317	(34,295)
Loss from discontinued operations, net of tax	—	(3,585)	—	—	(3,585)
Net earnings (loss)	(38,080)	(25,576)	2,459	23,317	(37,880)
Total other comprehensive earnings (loss)	(1,696)	—	1,044	—	(652)
Comprehensive earnings (loss)	$(39,776)	$(25,576)	$3,503	$23,317	$(38,532)

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the six months ended June 30, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$880,883	$158,345	$—	$1,039,228
Total operating expenses	12,348	803,273	152,066	—	967,687
Operating income (loss)	(12,348)	77,610	6,279	—	71,541
Total other income (expense)	(32,857)	108	953	—	(31,796)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(45,205)	77,718	7,232	—	39,745
Provision (benefit) for income taxes	(16,862)	39,028	2,697	—	24,863
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(28,343)	38,690	4,535	—	14,882
Equity in earnings of consolidated entities, net of tax	37,584	—	—	(37,584)	—
Earnings (loss) from continuing operations	9,241	38,690	4,535	(37,584)	14,882
Loss from discontinued operations, net of tax	—	(5,641)	—	—	(5,641)
Net earnings (loss)	9,241	33,049	4,535	(37,584)	9,241
Total other comprehensive earnings (loss)	(1,830)	—	920	—	(910)
Comprehensive earnings	$7,411	$33,049	$5,455	$(37,584)	$8,331

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net earnings	$9,241	$33,049	$4,535	$(37,584)	$9,241
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(23,283)	30,013	140	37,584	44,454
Changes in assets and liabilities, net of effects from acquisitions	(12,403)	171,226	5,368	—	164,191
Net cash provided by (used in) operating activities	(26,445)	234,288	10,043	—	217,886
Net cash provided by (used in) investing activities	18,706	(72,583)	(8,735)	—	(62,612)
Net cash used in financing activities	(92,138)	(2,000)	—	—	(94,138)
Net increase (decrease) in cash and cash equivalents	$(99,877)	$159,705	$1,308	$—	61,136
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$138,491

The following table represents our condensed consolidating balance sheet as of December 31, 2011 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,065	$515,189	$13,582	$—	$530,836
Investment in subsidiaries	1,599,546	—	—	(1,599,546)	—
Non-current assets	22,761	1,629,971	61,847	—	1,714,579
Total assets	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
Liabilities and equity:
Current liabilities	$55,856	$368,780	$33,350	$—	$457,986
Total liabilities	1,136,384	588,408	32,635	—	1,757,427
Total equity	487,988	1,556,752	42,794	(1,599,546)	487,988
Total liabilities and equity	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the three months ended June 30, 2011 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$447,253	$52,407	$—	$499,660
Total operating expenses	8,238	359,840	50,916	—	418,994
Operating income (loss)	(8,238)	87,413	1,491	—	80,666
Total other income (expense)	(13,820)	(32)	358	—	(13,494)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(22,058)	87,381	1,849	—	67,172
Provision (benefit) for income taxes	(8,148)	32,173	681	—	24,706
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(13,910)	55,208	1,168	—	42,466
Equity in earnings of consolidated entities, net of tax	35,275	—	—	(35,275)	—
Earnings from continuing operations	21,365	55,208	1,168	(35,275)	42,466
Loss from discontinued operations, net of tax	—	(21,101)	—	—	(21,101)
Net earnings	21,365	34,107	1,168	(35,275)	21,365
Total other comprehensive earnings (loss)	(827)	—	395	—	(432)
Comprehensive earnings	$20,538	$34,107	$1,563	$(35,275)	$20,933

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the six months ended June 30, 2011 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$911,508	$125,335	$—	$1,036,843
Total operating expenses	18,866	705,106	121,807	—	845,779
Operating income (loss)	(18,866)	206,402	3,528	—	191,064
Total other income (expense)	(27,976)	2	664	—	(27,310)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(46,842)	206,404	4,192	—	163,754
Provision (benefit) for income taxes	(17,566)	77,402	1,572	—	61,408
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(29,276)	129,002	2,620	—	102,346
Equity in earnings of consolidated entities, net of tax	106,570	—	—	(106,570)	—
Earnings from continuing operations	77,294	129,002	2,620	(106,570)	102,346
Loss from discontinued operations, net of tax	—	(25,052)	—	—	(25,052)
Net earnings	77,294	103,950	2,620	(106,570)	77,294
Total other comprehensive earnings (loss)	(710)	—	260	—	(450)
Comprehensive earnings	$76,584	$103,950	$2,880	$(106,570)	$76,844

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$77,294	$103,950	$2,620	$(106,570)	$77,294
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(88,765)	87,984	450	106,570	106,239
Changes in assets and liabilities, net of effects from acquisitions	(13,077)	59,562	(3,131)	—	43,354
Net cash provided by (used in) operating activities	(24,548)	251,496	(61)	—	226,887
Net cash used in investing activities	—	(73,358)	(9,414)	—	(82,772)
Net cash used in financing activities	(174,394)	—	—	—	(174,394)
Net increase (decrease) in cash and cash equivalents	$(198,942)	$178,138	$(9,475)	$—	(30,279)
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$22,008
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(16)     Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Dividend Declared
On July 24, 2012, we declared a regular dividend of $0.10 per common share. The dividend is payable on September 20, 2012, to shareholders of record as of the close of business on September 6, 2012.

Purchased Business

On July 25, 2012, we completed the purchase of the assets of LendingSpace, a business that provides mortgage loan origination software solutions, for approximately $11.0 million. The acquisition of the LendingSpace assets will further strengthen LPS' origination technology solutions.

Except as otherwise indicated or unless the context otherwise requires, all references to “LPS,” “we,” the “Company,” or the “registrant” are to Lender Processing Services, Inc., a Delaware corporation that was incorporated in December 2007 as a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), a Georgia corporation. FIS and its subsidiaries owned all of LPS's shares until they were distributed to the shareholders of FIS in a tax-free spin-off on July 2, 2008.

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

Overview

We are a provider of integrated technology and transaction services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Transaction Services, which produced approximately 35% and 65%, respectively, of our revenues for the three and six month periods ended June 30, 2012. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our transaction services include our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our origination services, which support most aspects of the closing of mortgage loan transactions by lenders and loan servicers.

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

Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional appraisals provided through our appraisal management company; and

•	other origination services, including flood zone information, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	foreclosure management services, including administrative services provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services designed to preserve the value of properties securing defaulted loans;

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

Recent Trends and Developments
Revenues in our origination businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The federal government has taken several steps over the last few years in an attempt to address the downturn in the housing market, including steps to reduce interest rates and programs such as the Home Affordability Refinance Program (the “HARP”) under which homeowners with loans owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits ("HARP II").
The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.3 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 68% and 70%, respectively, of the total markets. Despite significant refinancing activity during the first half of 2012, the MBA's Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will remain flat at approximately $1.3 trillion. Although we believe that the level of refinancing activity in the first half of 2012 has been positively impacted by continued low interest rates and government initiatives such as HARP II, it is difficult to predict whether and for how long the current level of refinancing activity may be sustained. The revenues for our origination businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

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
In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default management operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, in addition to providing refinancing opportunities for underwater borrowers through HARP, the federal government also implemented the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. HAMP has been extended through December 31, 2013, and in 2012 the federal government has relaxed certain eligibility requirements for the program and has increased the financial incentives for banks to participate in it.
Through May 2012, the Treasury Department estimates that the banks had worked through most of the loans currently eligible for the HAMP program, and had offered approximately 2.0 million trial modifications. Of those, approximately 1.8 million trial modifications were actually implemented and approximately 1.0 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program), the pace of modifications has slowed and we believe it will have a lessened impact going forward.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to a prolonged period of elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focused their resources on trying to make modifications under HAMP and in trying to confirm the compliance of their foreclosure procedures with applicable laws. In addition, following reviews conducted by federal banking regulatory agencies during late 2010 and early 2011 of their default and foreclosure processes, in April 2011, the 14 largest banks and certain of their third party service providers, including us, entered into consent orders with federal banking agencies. The consent orders further slowed the pace of foreclosures in 2011 as the banks and their third party providers tried to work through their requirements, and we believe this trend will continue for some time. Although five of the largest banks were able to reach a $25 billion settlement of federal and state investigations into their foreclosure practices that may result in more normalized foreclosure timelines in the future, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.

The current economic downturn has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” The Dodd-Frank Act also called for the establishment of the Consumer Finance Protection Bureau ("CFPB"), a new federal regulatory agency responsible for regulating consumer protection within the United States. It is difficult to predict the form that new rules or regulations implemented by the CFPB or other regulations or other rule-makings implementing other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 29, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Comprehensive Income. The ASUs eliminate the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity and requires a company to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. The statement also requires a company to present a statement of comprehensive income as part of the statements of condensed consolidating financial information. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance as of January 1, 2012. As we have historically presented two separate consecutive statements, the new guidance only requires the presentation of statements of condensed consolidating comprehensive earnings within note 15 to the condensed consolidated financial statements, included in Item 1 herein.

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

Related Party Transactions

The Company did not have any related party transactions as of and during the three and six months ended June 30, 2012. We have historically conducted business with Ceridian Corporation. See note 3 to our condensed consolidated financial statements included in Part I for a detailed description of all related party transactions.

Results of Operations for the three months ended June 30, 2012 and 2011

As discussed in note 1 to our condensed consolidated financial statements (unaudited) included in Part I, in connection with organizational realignments implemented during the first quarter of 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. The following tables reflect certain amounts included in operating income (loss) and net earnings (loss) in our condensed consolidated statements of operations, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months ended June 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions, except per share amounts)	2012	2011	2012	2011	$	%
Revenues	$533.2	$499.7	100%	100%	$33.5	7%
Expenses:
Operating expenses	387.7	386.5	73%	77%	(1.2)	—%
Depreciation and amortization	23.8	22.6	4%	5%	(1.2)	(5)%
Legal and regulatory charges	144.5	—	27%	—%	(144.5)	nm
Exit costs, impairments and other charges	—	9.9	—%	2%	9.9	nm
Total expenses	556.0	419.0	104%	84%	(137.0)	(33)%
Operating income (loss)	(22.8)	80.7	(4)%	16%	(103.5)	(128)%
Operating margin	(4)%	16%
Other income (expense)	(15.9)	(13.5)	(3)%	(3)%	(2.4)	(18)%
Earnings (loss) from continuing operations before income taxes	(38.7)	67.2	(7)%	13%	(105.9)	nm
Provision (benefit) for income taxes	(4.4)	24.7	(1)%	5%	29.1	118%
Net earnings (loss) from continuing operations	(34.3)	42.5	(6)%	9%	(76.8)	nm
Loss from discontinued operations, net of tax	(3.6)	(21.1)	(1)%	(4)%	17.5	83%
Net earnings (loss)	$(37.9)	$21.4	(7)%	4%	$(59.3)	nm
Net earnings (loss) per share - diluted	$(0.45)	$0.25
____________

(1) Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Consolidated revenues increased $33.5 million, or 7%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The increase was predominately due to a 42% increase in origination services as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of the Home Affordable Refinance Program (“HARP”), which reduced loan-to-value requirements and thereby allowed certain “underwater” borrowers to qualify for refinancing, and from market share gains. We also benefited from a 9% increase in our Technology, Data and Analytics segment as a result of growth in our technology operations which provides servicing, origination and default related technologies. These increases were partially offset by a 13% decline in default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely due to continued regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers.

Operating Expenses

Operating expenses increased $1.2 million, or less than 1%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Operating expenses as a percentage of revenues decreased to 73% during the three months ended June 30, 2012 as compared to 77% during the three months ended June 30, 2011. This decrease is primarily attributable to favorable revenue mix and related operating leverage in our higher margin origination and technology operations resulting from increased loan origination volumes and growth in our servicing and default technology services. These increases were partially offset by reduced operating leverage in default services as a result of the slowdown in foreclosure volumes and from an elongation of foreclosure timelines which extends our servicing obligations, and from reduced operating income from origination technology due to near-term investments to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million, or 5%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Depreciation and amortization as a percentage of revenues have decreased to 4% during the three months ended June 30, 2012, compared to 5% during the three months ended June 30, 2011, due to the increases in revenues described above.

Legal and Regulatory Charges

We recorded a charge of $144.5 million during the second quarter of 2012 for legal and regulatory matters for which we believe a loss contingency is probable and estimable. See note 12 to our condensed consolidated financial statements included in Part I for a detailed description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

We recorded a $9.9 million charge during the second quarter of 2011 predominately related to severance charges resulting from our various cost reduction initiatives.

Operating Income (Loss)

Operating income (loss) decreased $103.5 million during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Operating margin decreased to (4)% during the three months ended June 30, 2012 from 16% during the three months ended June 30, 2011 as a result of the factors described above.

Other Income (Expense)

Other expense increased $2.4 million, or 18%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011, primarily due to an increase in interest expense during the three month period ending June 30, 2012 from higher average interest rates under our new credit facilities as well as higher notional amounts on our outstanding interest rate swaps.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes on continuing operations were $(4.4) million and $24.7 million during the three months ended June 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 11.4% and 36.7%, respectively. The change in the effective rate during the three month period ended June 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded during the current year period.

Loss from Discontinued Operations, net

During 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which was previously included within the Transaction Services segment. As of June 30, 2012, all of the above businesses have been sold or disposed of. Loss from discontinued operations, net of tax, was $3.6 million and $21.1 million for the three month periods ended June 30, 2012 and 2011, respectively. The decrease in the loss from discontinued operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was predominately the result of the sales or disposal of the above business units which caused decreased operating losses during the three month period ending June 30, 2012. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings (Loss) and Net Earnings (Loss) Per Share- Diluted

Net earnings (loss) decreased $59.3 million during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Net earnings (loss) per diluted share totaled $(0.45) and $0.25 during the three months ended June 30, 2012 and 2011, respectively. The decrease was a result of the factors described above, partially offset by a decrease in our weighted average shares outstanding, on a diluted basis, as a result of the Company's share repurchases during 2011 made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended June 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Technology:	$168.6	$152.7	91%	90%	$15.9	10%
Servicing Technology	111.3	103.7	60%	61%	7.6	7%
Default Technology	34.1	29.2	18%	17%	4.9	17%
Origination Technology	23.2	19.8	12%	12%	3.4	17%
Data and Analytics	17.6	17.9	9%	10%	(0.3)	(2)%
Total Revenues	186.1	170.6	100%	100%	15.5	9%
Expenses:
Operating expenses	110.2	97.6	59%	57%	(12.6)	(13)%
Depreciation and amortization	18.0	16.9	10%	10%	(1.1)	(7)%
Exit costs, impairments and other charges	—	6.6	—%	4%	6.6	nm
Total expenses	128.2	121.1	69%	71%	(7.1)	(6)%
Operating income	$57.9	$49.5	31%	29%	$8.4	17%
Operating margin	31%	29%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues increased $15.5 million, or 9%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The increase is primarily due to growth in servicing technology due to new client implementations onto our mortgage servicing platform in 2011 and higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.

Operating Expenses

Operating expenses increased $12.6 million, or 13%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Operating expenses as a percentage of revenues increased to 59% during the three months ended June 30, 2012, compared to 57% during the three months ended June 30, 2011, primarily as a result of lower operating income from origination technology due to near-term investments to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $1.1 million, or 7%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Depreciation and amortization as a percentage of revenues have remained constant at approximately 10% during the three months ended June 30, 2012 and June 30, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $6.6 million charge during the second quarter of 2011 predominately related to severance charges resulting from our various cost reduction initiatives.

Operating Income

Operating margin increased to 31% from 29% during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended June 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Origination Services	$150.7	$105.9	43%	32%	$44.8	42%
Default Services	196.6	224.7	57%	68%	(28.1)	(13)%
Total Revenues	347.4	330.6	100%	100%	16.8	5%
Expenses:
Operating expenses	266.7	272.3	77%	82%	5.6	2%
Depreciation and amortization	4.7	4.7	1%	1%	—	—%
Exit costs, impairments and other charges	—	1.1	—%	—%	1.1	nm
Total expenses	271.4	278.1	78%	84%	6.7	2%
Operating income	$76.0	$52.6	22%	16%	$23.4	44%
Operating margin	22%	16%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues increased $16.8 million, or 5%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. This increase was primarily due to a 42% increase in our origination services revenue as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of HARP II and from market share gains. This increase was partially offset by a 13% decline in our default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely the result of continuing regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers.

Operating Expenses

Operating expenses decreased $5.6 million, or 2%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Operating expenses as a percentage of revenues decreased to 77% during the three months ended June 30, 2012 as compared to 82% during the three months ended June 30, 2011. This decrease is primarily attributable to favorable revenue mix and related operating leverage in our higher margin origination operations resulting from increased loan origination volumes.

Depreciation and Amortization

Depreciation and amortization totaled $4.7 million during the three months ended June 30, 2012 and was unchanged from the prior year period.

Exit Costs, Impairments and Other Charges

We recorded a $1.1 million severance charge during the three months ended June 30, 2011 related to various cost reduction initiatives.

Operating Income

Operating margin increased to 22% during the three months ended June 30, 2012 from 16% during the three months ended June 30, 2011 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, as well as the impact of certain smaller operations. Net operating expenses for this segment increased to $156.7 million for the three months ended June 30, 2012 from $21.5 million for the three months ended June 30, 2011 primarily due to the impact of recording a $144.5 million increase to our legal and regulatory accrual previously established in the fourth quarter of 2011.

Results of Operations for the six months ended June 30, 2012 and 2011

As discussed in note 1 to our condensed consolidated financial statements (unaudited) included in Part I, in connection with organizational realignments implemented during the first quarter of 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of operations, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Six Months Ended June 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions, except per share amounts)	2012	2011	2012	2011	$	%
Revenues	$1,039.2	$1,036.8	100%	100%	$2.4	—%
Expenses:
Operating expenses	775.2	771.0	75%	74%	(4.2)	(1)%
Depreciation and amortization	48.0	45.6	5%	5%	(2.4)	(5)%
Legal and regulatory charges	144.5	—	14%	—%	(144.5)	nm
Exit costs, impairments and other charges	—	29.2	—%	3%	29.2	nm
Total expenses	967.7	845.8	93%	82%	(121.9)	(14)%
Operating income	71.5	191.0	7%	18%	(119.5)	(63)%
Operating margin	7%	18%
Other income (expense)	(31.8)	(27.3)	(3)%	(3)%	(4.5)	(16)%
Earnings from continuing operations before income taxes	39.7	163.7	4%	16%	(124.0)	(76)%
Provision for income taxes	24.9	61.4	2%	6%	36.5	59%
Net earnings from continuing operations	14.8	102.3	1%	10%	(87.5)	(86)%
Loss from discontinued operations, net of tax	(5.6)	(25.1)	(1)%	(2)%	19.5	78%
Net earnings	$9.2	$77.2	1%	7%	$(68.0)	(88)%
Net earnings per share - diluted	$0.11	$0.89
____________

(1) Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Consolidated revenues increased $2.4 million, or less than 1%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increase was driven by a 27% increase in origination services as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of the Home Affordable Refinance Program (“HARP”), which reduced loan-to-value requirements and thereby allowed certain “underwater” borrowers to qualify for refinancing, and from market share gains. We also benefited from a 7% increase in our Technology, Data and Analytics segment as a result of growth in our technology operations which provide servicing, origination and default related technologies. These increases were partially offset by a 19% decline in default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely due to continued regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers.

Operating Expenses

Operating expenses increased $4.2 million, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Operating expenses as a percentage of revenues increased to 75% during the first six months of 2012 as compared to 74% during the first six months of 2011. The factors contributing to this increase include lower operating income from origination technology in our Technology, Data and Analytics segment due to near-term investments to extend our services from a software licensing model to a software as a service (“SaaS”) model; margin pressures in our Transaction Services segment due to reduced operating leverage in default services resulting from the slowdown in the release of foreclosure volumes and from an elongation of foreclosure timelines which extends our servicing obligations and increases in our sales allowance and bad debt reserves based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable. These increases were partially offset by higher operating leverage in our origination services operations resulting from increased loan origination volumes.

Depreciation and Amortization

Depreciation and amortization increased $2.4 million, or 5%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Depreciation and amortization as a percentage of revenues totaled 5% during the six months ended June 30, 2012 and June 30, 2011.

Legal and Regulatory Charges

We recorded a legal and regulatory charge of $144.5 million during the second quarter of 2012 for legal and regulatory matters for which we believe a loss contingency is probable and estimable. See note 12 to our condensed consolidated financial statements included in Part I for a detailed description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

We recorded a $29.2 million charge during the first six months of 2011 primarily related to severance charges resulting from our various cost reduction initiatives.

Operating Income

Operating income decreased $119.5 million during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Operating margin decreased to 7% during the six months ended June 30, 2012 from 18% during the six months ended June 30, 2011 as a result of the factors described above.

Other Income (Expense)

Other expense increased $4.5 million, or 16%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, primarily due to an increase in interest expense during the six month period ending June 30, 2012 from higher average interest rates under our new credit facilities as well as higher notional amounts on our outstanding interest rate swaps.

Provision for Income Taxes

Income taxes on continuing operations were $24.9 million and $61.4 million during the six months ended June 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 62.6% and 37.5%, respectively. The change in the effective rate during the six month period ended June 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded during the current year period.

Loss from Discontinued Operations, net

During 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which was previously included within the Transaction Services segment. As of June 30, 2012, all of the above businesses have been sold or disposed of. Loss from discontinued operations, net of tax, was $5.6 million and $25.1 million for the six month periods ended June 30, 2012 and 2011, respectively. The decrease in the loss from discontinued operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was predominately the result of the sales or disposal of the above business units which caused decreased operating losses during the six month period ending June 30, 2012. The decrease in the loss was also a result of a gain of $8.3 million ($3.1 million net of tax) associated with the sale of the SoftPro business unit during the first quarter of 2012. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings decreased $68.0 million during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Net earnings per diluted share totaled $0.11 and $0.89 during the first six months of 2012 and 2011, respectively. The decrease was a result of the factors described above, partially offset by a decrease in our weighted average shares outstanding, on a diluted basis, as a result of the Company's share repurchases during 2011 made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Six Months Ended June 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Technology:	$329.8	$304.0	91%	90%	$25.8	8%
Servicing Technology	219.7	207.0	60%	61%	12.7	6%
Default Technology	65.6	58.4	18%	17%	7.2	12%
Origination Technology	44.5	38.6	12%	11%	5.9	15%
Data and Analytics	34.4	35.2	9%	10%	(0.8)	(2)%
Total Revenues	364.2	339.2	100%	100%	25.0	7%
Expenses:
Operating expenses	215.8	192.3	59%	57%	(23.5)	(12)%
Depreciation and amortization	36.6	34.1	10%	10%	(2.5)	(7)%
Exit costs, impairments and other charges	—	8.9	—%	3%	8.9	nm
Total expenses	252.4	235.3	69%	69%	(17.1)	(7)%
Operating income	$111.8	$103.9	31%	31%	$7.9	8%
Operating margin	31%	31%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues increased $25.8 million, or 8%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increase is primarily due to growth in servicing technology due to new client implementations onto our mortgage servicing platform in 2011 and higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.

Operating Expenses

Operating expenses increased $23.5 million, or 12%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Operating expenses as a percentage of revenues increased to 59% during the first six months of 2012 as compared to 57% during the first six months of 2011 primarily as a result of lower operating income from origination technology due to near-term investments to extend our services from a software licensing model to software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $2.5 million, or 7%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Depreciation and amortization as a percentage of revenues remained constant at approximately 10% during the six months ended June 30, 2012 and June 30, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $8.9 million charge during the first six months of 2011 primarily related to severance charges resulting from our various cost reduction initiatives.

Operating Income

Operating margin remained constant at 31% during the six months ended June 30, 2012 and June 30, 2011 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Six Months Ended June 30
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Origination Services	$297.5	$234.8	44%	34%	$62.7	27%
Default Services	379.5	465.9	56%	66%	(86.4)	(19)%
Total Revenues	677.0	700.7	100%	100%	(23.7)	(3)%
Expenses:
Operating expenses	540.1	553.7	80%	79%	13.6	2%
Depreciation and amortization	9.4	9.3	1%	1%	(0.1)	(1)%
Exit costs, impairments and other charges	—	4.1	—%	1%	4.1	nm
Total expenses	549.5	567.1	81%	81%	17.6	3%
Operating income	$127.5	$133.6	19%	19%	$(6.1)	(5)%
Operating margin	19%	19%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues decreased $23.7 million, or 3%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The decrease was primarily driven by a 19% decline in our default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely the result of continuing regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decrease was also due to a $5.2 million sales allowance reserve recorded during the six months ended June 30, 2012 based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable. These decreases were partially offset by a 27% increase in our origination services revenue as a result of higher origination volumes due to the continued low interest rate environment, the impact of HARP II and from market share gains.

Operating Expenses

Operating expenses decreased $13.6 million, or 2%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Operating expenses as a percentage of revenues increased to 80% during the first six months of 2012 as compared to 79% during the first six months of 2011. The factors contributing to this increase include reduced operating leverage in default services from the slowdown in the release of foreclosure volumes and from an elongation of foreclosure timelines which extends our servicing obligations; and increases in our sales allowance and allowance for doubtful accounts based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 1%, during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Depreciation and amortization expenses as a percentage of revenues have remained constant at 1% during the six months ended June 30, 2012 and June 30, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $4.1 million severance charge during the first six months of 2011 related to our various cost reduction initiatives.

Operating Income

Operating margin remained constant at 19% during the six months ended June 30, 2012 and June 30, 2011 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments as well as the impact of certain smaller operations. Net operating expenses for this segment increased to $167.8 million for the six months ended June 30, 2012 compared to $46.5 million for the six months ended June 30, 2011 primarily due to the impact of recording a $144.5 million increase to our legal and regulatory accrual previously established in the fourth quarter of 2011.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.

At June 30, 2012, we had cash and cash equivalents of $138.5 million and debt of $1,077.6 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of June 30, 2012, we also have remaining availability under our revolving credit facility of approximately $398.2 million.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable on September 20, 2012, to shareholders of record as of the close of business on September 6, 2012. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the making of select acquisitions.

On June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. During the three and six months ended June 30, 2012, we did not repurchase any shares of our stock or senior notes. As of June 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $217.9 million and $226.9 million during the six months ended June 30, 2012 and 2011, respectively. The decline in cash provided by operating activities during the first six months of 2012 when compared to the first six months of 2011 was primarily related to a decrease in working capital contributions mainly from lower accounts receivable collections from Default Services, which carries a higher “days sales outstanding” ratio due to the lag between revenue recognition and collection.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $62.6 million and $82.8 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in investing activities during the first six months of 2012 when compared to the first six months of 2011 was primarily due to the net impact of our business acquisition and disposition activities, as we acquired PCLender in the first quarter of 2011 for $9.8 million and disposed of Tax Services, SoftPro, LLC, True Automation and Aptitude during the first six months of 2012 for net proceeds of $18.7 million. This cash inflow was partially offset by a $12.3 million increase in investments in title plants and property records data in the first six months of 2012.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $50.0 million and $53.2 million on capital expenditures during the six months ended June 30, 2012 and 2011, respectively.

Financing Activities

Cash used in financing activities was approximately $94.1 million and $174.4 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash used in financing activities during the first six months of 2012 when compared to the first six months of 2011 was due to treasury stock repurchases of $136.9 million made in the the first six months of 2011, offset by $60.0 million in borrowings under our revolving credit facility in the first six months of 2011.

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

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of June 30, 2012, we were paying an annual margin of 2.5% above LIBOR. The annual margin on the Term B Loan is 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

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

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2012. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 are subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016. During the six month period ending June 30, 2012, we have prepaid approximately $46.8 million on the Term Loan A.

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

Senior Notes

On July 2, 2008, we issued senior notes (the “Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at June 30, 2012. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee.

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

The fair value of the Company's long-term debt at June 30, 2012 is estimated to be approximately 100% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2012, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $336.1 million.

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

We are a highly leveraged company, with approximately $1,077.6 million in debt outstanding as of June 30, 2012. We have entered into interest rate swap transactions which converted a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2012, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.7 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's 2011 Annual Report on Form 10-K, as previously updated by the disclosures in the legal proceedings section of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 1A. Risk Factors.

Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us.
The current economic downturn and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others, with significant focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. For example, in late 2010 and 2011, several federal banking agencies undertook reviews of the default and foreclosure processes at a number of large banks and the related services provided by their third party service providers, including LPS. Following these reviews, the banks and certain service providers, including us, entered into consent orders with the banking agencies. The consent orders further slowed the pace of foreclosure starts and processing during 2011 as the banks and their service providers began to work through complying with the requirements of their respective consent orders, and we believe this trend will continue for some time.
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
In addition, several pieces of legislation have been enacted to address the struggling mortgage market and the current economic downturn. For example, under the Home Affordable Refinance Program (the “HARP”), many homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to get a refinancing loan. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that would make it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits ("HARP II"). While we believe HARP II has had a positive impact on our results of operations in the first half of 2012, we are unable to predict the extent to which the modified program may affect our results of operations in the future.
In addition, the Home Affordable Modification Program (“HAMP”) provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. HAMP has been extended through December 31, 2013, and in 2012 the federal government has relaxed certain eligibility requirements for the program and has increased the financial incentives for banks to participate in it. Through May 2012, the U.S. Treasury

Department estimates that banks had worked through most of the loans currently eligible for HAMP, and offered 2.0 million trial modifications. Of those, approximately 1.8 million trial modifications were actually implemented and approximately 1.0 million became permanent.
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
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.
The current economic downturn has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” The Dodd-Frank Act also called for the establishment of the Consumer Finance Protection Bureau ("CFPB"), a new federal regulatory agency responsible for regulating consumer protection within the United States. It is difficult to predict the form that new rules or regulations implemented by the CFPB or other regulations or other rule-makings implementing other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

We may incur additional costs and expenses due to investigations or other actions relating to default procedures.

As described in note 12 to our consolidated financial statements titled “Commitments and Contingencies,” a number of governmental agencies have been conducting separate inquiries concerning various current and past business practices in our default operations, and others may do so in the future. These inquiries take various forms, including informal or formal requests, reviews, investigations and subpoenas. We have been cooperating and we have expressed our willingness to continue to fully cooperate with these inquiries. Due to the current scrutiny being placed on participants in the foreclosure process and the early stage of certain of these inquiries, it is difficult to predict the final outcome of these matters. In addition, in April 2011, we entered into a consent order with various banking agencies pursuant to which we agreed, among other things, to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. As further described in note 12 to our consolidated financial statements titled “Commitments and Contingencies,” we are subject to enforcement proceedings, civil litigation and regulatory actions and investigations relating to default matters, and could become subject to additional civil litigation and enforcement proceedings. Our accrual for legal and regulatory matters that are probable and estimable is $203.1 million as of June 30, 2012, and includes estimated costs of settlement, damages and associated legal fees and assumes no third party recoveries. There can be no assurance that we will not incur additional costs and expenses that would be material, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures or civil litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the six months ended June 30, 2012, we did not repurchase any shares of our stock or senior notes. As of June 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Item 6. Exhibits

(a)	Exhibits:

10.1	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description

10.1	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (2012).

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

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.