Form 10-Q
period 2012-09-30
Lender Processing Services, Inc.
filed 2012-10-31
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐ No ☑

As of October 31, 2012, 84,851,945 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2012

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$160,716	$77,355
Trade receivables, net of allowance for doubtful accounts of $46.6 million and $36.0 million, respectively	308,359	345,048
Other receivables	3,652	1,423
Prepaid expenses and other current assets	33,726	33,004
Deferred income taxes, net	111,853	74,006
Total current assets	618,306	530,836
Property and equipment, net of accumulated depreciation of $201.2 million and $182.9 million, respectively	112,463	121,245
Computer software, net of accumulated amortization of $196.3 million and $181.2 million, respectively	241,103	228,882
Other intangible assets, net of accumulated amortization of $322.0 million and $342.6 million, respectively	26,299	39,140
Goodwill	1,126,090	1,132,828
Other non-current assets (inclusive of investments carried at fair value) - see note 6	245,267	192,484
Total assets	$2,369,528	$2,245,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,500	$39,310
Trade accounts payable	37,655	43,105
Accrued salaries and benefits	79,042	64,383
Legal and regulatory accrual	196,446	78,483
Other accrued liabilities	158,659	168,627
Deferred revenues	53,210	64,078
Total current liabilities	527,512	457,986

Deferred revenues	25,724	34,737
Deferred income taxes, net	160,360	122,755
Long-term debt, net of current portion	1,074,500	1,109,850
Other non-current liabilities	36,375	32,099
Total liabilities	1,824,471	1,757,427

Commitments and contingencies (note 12)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2012 and December 31, 2011	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at September 30, 2012 and December 31, 2011	10	10
Additional paid-in capital	253,285	250,533
Retained earnings	699,895	658,146
Accumulated other comprehensive loss	(3,427)	(1,783)
Treasury stock at cost; 12.7 million and 13.0 million shares at September 30, 2012 and December 31, 2011, respectively	(404,706)	(418,918)
Total stockholders' equity	545,057	487,988
Total liabilities and stockholders' equity	$2,369,528	$2,245,415
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Revenues	$512,676	$519,437	$1,551,904	$1,556,280
Expenses:
Operating expenses	375,716	404,423	1,150,905	1,175,381
Depreciation and amortization	24,516	20,822	72,538	66,445
Legal and regulatory charges	—	—	144,476	—
Exit costs, impairments and other charges	—	—	—	29,198
Total expenses	400,232	425,245	1,367,919	1,271,024
Operating income	112,444	94,192	183,985	285,256
Other income (expense):
Interest income	463	353	1,365	1,064
Interest expense	(16,112)	(22,986)	(48,969)	(50,961)
Other income, net	14	(128)	173	(174)
Total other income (expense)	(15,635)	(22,761)	(47,431)	(50,071)
Earnings from continuing operations before income taxes	96,809	71,431	136,554	235,185
Provision for income taxes	36,110	26,787	60,973	88,195
Net earnings from continuing operations	60,699	44,644	75,581	146,990
Loss from discontinued operations, net of tax	(2,395)	(4,194)	(8,036)	(29,246)
Net earnings	$58,304	$40,450	$67,545	$117,744

Net earnings per share - basic from continuing operations	$0.72	$0.53	$0.89	$1.71
Net loss per share - basic from discontinued operations	(0.03)	(0.05)	(0.10)	(0.34)
Net earnings per share - basic	$0.69	$0.48	$0.79	$1.37
Weighted average shares outstanding - basic	84,699	84,370	84,574	85,946

Net earnings per share - diluted from continuing operations	$0.71	$0.53	$0.88	$1.71
Net loss per share - diluted from discontinued operations	(0.02)	(0.05)	(0.08)	(0.34)
Net earnings per share - diluted	$0.69	$0.48	$0.80	$1.37
Weighted average shares outstanding - diluted	84,948	84,415	84,774	86,108

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings	$58,304	$40,450	$67,545	$117,744
Other comprehensive loss:
Unrealized (loss)/gain on investments, net of tax	(3)	744	918	1,004
Unrealized loss on interest rate swaps, net of tax (1)	(737)	(1,377)	(2,568)	(2,087)
Currency translation adjustment	6	—	6	—
Other comprehensive loss	(734)	(633)	(1,644)	(1,083)
Comprehensive earnings	$57,570	$39,817	$65,901	$116,661
____________
(1) Net of income tax benefit of $0.5 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2012
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2011	97,427	$10	$250,533	$658,146	$(1,783)	(13,021)	$(418,918)	$487,988
Net earnings	—	—	—	67,545	—	—	—	67,545
Cash dividends declared(1)(2)	—	—	—	(25,796)	—	—	—	(25,796)
Exercise of stock options and restricted stock vesting	—	—	(16,004)	—	—	363	14,212	(1,792)
Income tax effect of equity compensation	—	—	(764)	—	—	—	—	(764)
Stock-based compensation cost	—	—	19,520	—	—	—	—	19,520
Unrealized gain on investments, net	—	—	—	—	918	—	—	918
Unrealized loss on interest rate swaps, net	—	—	—	—	(2,568)	—	—	(2,568)
Currency translation adjustment	—	—	—	—	6	—	—	6
Balances, September 30, 2012	97,427	$10	$253,285	$699,895	$(3,427)	(12,658)	$(404,706)	$545,057
____________

(1)	Dividends of $0.10 per common share were paid on March 15, 2012, June 21, 2012 and September 20, 2012.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$67,545	$117,744
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,407	73,753
Amortization of debt issuance costs	3,317	8,901
Asset impairment charges	3,812	31,855
(Gain)/loss on sale of discontinued operations	(6,688)	1,486
Deferred income taxes, net	776	11,985
Stock-based compensation cost	19,520	28,179
Income tax effect of equity compensation	(494)	588
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	27,543	64,291
Other receivables	(1,748)	2,708
Prepaid expenses and other assets	(18,512)	(6,258)
Deferred revenues	10,605	(3,382)
Accounts payable, accrued liabilities and other liabilities	124,487	(2,249)
Net cash provided by operating activities	303,570	329,601

Cash flows from investing activities:
Additions to property and equipment	(16,109)	(25,970)
Additions to capitalized software	(56,088)	(55,501)
Purchases of investments, net of proceeds from sales	(17,604)	(14,918)
Acquisition of title plants and property records data	(33,600)	(15,686)
Acquisitions, net of cash acquired	(12,250)	(9,802)
Proceeds from sale of discontinued operations, net of cash distributed	16,206	—
Net cash used in investing activities	(119,445)	(121,877)

Cash flows from financing activities:
Borrowings	—	960,000
Debt service payments	(72,082)	(942,915)
Exercise of stock options and restricted stock vesting	(1,792)	(2,680)
Income tax effect of equity compensation	494	(588)
Dividends paid	(25,384)	(26,006)
Debt issuance costs paid	—	(22,059)
Treasury stock repurchases	—	(136,878)
Bond repurchases	—	(4,925)
Payment of contingent consideration related to acquisitions	(2,000)	—
Net cash used in financing activities	(100,764)	(176,051)

Net increase in cash and cash equivalents	83,361	31,673
Cash and cash equivalents, beginning of period	77,355	52,287
Cash and cash equivalents, end of period	$160,716	$83,960

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,774	$48,672
Cash paid for taxes	$46,853	$49,181

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

•
Operating Segment Components. In order to provide improved comparability, LPS has reclassified operating results from 2011 to conform to certain 2012 organizational realignments. The specific components that were realigned include Broker Price Opinions, which was formerly included as part of the Data and Analytics reporting unit within the TD&A segment, and has been reclassified to our Default Services reporting unit within the Transaction Services segment; and Property Tax Direct/ National Tax Network, which represents the remaining portion of the Tax Services business unit that was sold on January 31, 2012, which was previously included as part of the Origination Services reporting unit within the Transaction Services segment, and is now included as part of the Data and Analytics reporting unit within the TD&A Segment. We also have discontinued the historical allocation of a portion of the revenue and expenses of our Desktop business unit, included as part of our Technology reporting unit within our TD&A segment, to the Foreclosure business unit, included as part of our Default Services reporting unit within the Transaction Services segment.

•
Financial Statement Captions. In the accompanying condensed consolidated statement of operations, we have eliminated the use of financial statement captions "Gross Margin", "Cost of revenues" and "Selling, general and administrative expenses". We now use the captions “Operating expenses,” “Depreciation and amortization,” "Legal and regulatory charges" and "Exit costs, impairments and other charges." "Operating expenses" includes all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. "Legal and regulatory charges" represents our loss contingency and related expenses for legal and regulatory matters that are probable and estimable. "Exit costs, impairments and other charges" represents certain lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets, and other non-operating charges.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily include short-term financial assets and liabilities and long term debt, are estimated as of period-end and disclosed elsewhere in these notes.

As of September 30, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$74.2	$5.9	$68.3	$—	$74.2
Interest rate swaps (note 10)	Liability	$9.6	$—	$9.6	$—	$9.6

As of December 31, 2011 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 6)	Asset	$55.6	$6.9	$48.7	$—	$55.6
Interest rate swaps (note 10)	Liability	$5.4	$—	$5.4	$—	$5.4

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

(3)    Related Party Transactions

The Company did not have any related party transactions as of and during the three and nine months ended September 30, 2012. Lee A. Kennedy has served as a director since our spin-off from FIS and as our Executive Chairman since September 15, 2009. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Historically, Mr. Kennedy also served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were (and we continue to be) party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements in effect as of September 30, 2011 is as follows:

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

We incurred less than $0.1 million in expenses during the three months ended September 30, 2011, and $0.2 million in expenses during the nine months ended September 30, 2011 related to the Ceridian related party agreements listed above, which are included in operating expenses within the accompanying condensed consolidated statements of operations. We believe the amounts charged by Ceridian under the above-described service arrangements are fair and reasonable.

(4)    Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three and nine months ending September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings from continuing operations, net of tax	$60,699	$44,644	$75,581	$146,990
Loss from discontinued operations, net of tax	(2,395)	(4,194)	(8,036)	(29,246)
Net earnings	$58,304	$40,450	$67,545	$117,744

Net earnings per share - basic from continuing operations	$0.72	$0.53	$0.89	$1.71
Net loss per share - basic from discontinued operations	(0.03)	(0.05)	(0.10)	(0.34)
Net earnings per share - basic	$0.69	$0.48	$0.79	$1.37
Weighted average shares outstanding - basic	84,699	84,370	84,574	85,946

Net earnings per share - diluted from continuing operations	$0.71	$0.53	$0.88	$1.71
Net loss per share - diluted from discontinued operations	(0.02)	(0.05)	(0.08)	(0.34)
Net earnings per share - diluted	$0.69	$0.48	$0.80	$1.37
Weighted average shares outstanding - diluted	84,948	84,415	84,774	86,108

Options to purchase approximately 7.3 million and 8.3 million shares of our common stock for the three months ended September

30, 2012 and 2011, respectively, and 7.4 million and 7.8 million shares of our common stock for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of September 30, 2012, 1.6 million shares of restricted stock are not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares in the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our 2016 Notes described below. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our 2016 Notes, effective through December 31, 2012. As of September 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

(5)    Acquisitions

The results of operations of entities acquired during the nine months ended September 30, 2012 and 2011 are included in the condensed consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on their fair value with any excess cost over fair value being allocated to goodwill. The impact of the acquisitions made from January 1, 2011 through September 30, 2012 was not significant, individually or in the aggregate, to our historical consolidated financial results.

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

LendingSpace

On July 25, 2012, we completed the purchase of the assets of LendingSpace, a business that provides mortgage loan origination software solutions, for approximately $12.3 million. The acquisition resulted in the recognition of $6.7 million of goodwill, based on the amount that the purchase price exceeded the fair value of the net assets acquired. All of the acquired goodwill is deductible for tax purposes. As part of the acquisition, we also recognized $4.8 million of other intangible assets and software, which have a weighted average amortization period of approximately 6 years. The allocation of the purchase price to goodwill and intangible assets was based on the valuation performed to determine the value of such assets as of the acquisition date. The valuation was determined utilizing the income approach using a combination of Level 2 and Level 3-type inputs. LendingSpace is now a part of the TD&A segment and will further strengthen LPS' origination technology solutions.

(6)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc. ("NTNY"), is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity or sale date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired.

The amortized cost and fair value of our available for sale securities at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012	$70,168	$4,066	$(48)	$74,186
As of December 31, 2011	$53,066	$2,781	$(269)	$55,578

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

On January 31, 2012, we completed the sale of our Tax Services group, previously included within the Transaction Services segment, in which we are required to pay a total of $14.4 million (all of which was paid as of September 30, 2012) to the buyer in exchange for their assumption of life-of-loan servicing obligations. As the net assets of the business were written down during 2011 in anticipation of the contemplated sale, no gain or loss was recognized during 2012 upon completion of the sale.

On May 2, 2012, we completed the sale of our True Automation and Aptitude Solutions business units, which were previously included within the TD&A segment, for approximately $16.1 million, and recorded a $1.6 million pre-tax loss on disposal.

Each of these asset groups qualifies as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations. Under that guidance, the results of operation of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of operations. As of September 30, 2012, all significant remaining assets and liabilities associated with these held for sale businesses have been disposed of.

The table below illustrates the components of the loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012 (1)	2011
Revenues	$578	$18,379	$9,057	$56,829
Pretax loss from discontinued operations before impairment charges	$(2,187)	$(4,545)	$(11,561)	$(16,488)
Impairment charges:
Intangible assets	—	—	(226)	(3,471)
Computer software	—	—	—	(11,939)
Property and equipment	—	—	—	(2,783)
Goodwill	—	—	(2,281)	(17,684)
Other	—	—	(335)	5,967
Total impairment charges	—	—	(2,842)	(29,910)
Pretax loss from operations	(2,187)	(4,545)	(14,403)	(46,398)
Other income (expense)	(1,633)	(2,165)	6,693	(2,004)
Income tax benefit (expense) on discontinued operations	1,425	2,516	(326)	19,156
Loss from discontinued operations, net of tax	$(2,395)	$(4,194)	$(8,036)	$(29,246)

___________________
(1) The Company recorded a $2.3 million impairment to goodwill, a $0.2 million impairment to intangible assets, and a $0.3 million impairment to other assets related to a revision in the fair value of the remaining net assets of the True Automation business unit, which was sold on May 2, 2012.

(8) Goodwill

Changes to goodwill during the nine months ended September 30, 2012 are summarized as follows (in thousands):

	Technology, Data and Analytics	Transaction Services	Total
Balance, December 31, 2011	$755,757	$377,071	$1,132,828
Goodwill disposal related to SoftPro sale	(4,943)	—	(4,943)
Goodwill impairment related to True Automation (1)	(2,281)	—	(2,281)
Goodwill disposal related to True Automation/Aptitude Solutions sale	(6,166)	—	(6,166)
Goodwill reapportionment (2)	(7,400)	7,400	—
Goodwill related to LendingSpace acquisition	6,652	—	6,652
Balance, September 30, 2012	$741,619	$384,471	$1,126,090
____________
(1) The Company recorded a $2.3 million impairment of goodwill related to a revision of the fair value of the remaining net assets of the True Automation business unit which was sold on May 2, 2012, and is described in note 7.
(2) As a result of the Company's segment reorganization described in footnote 1, we reclassified $7.4 million of goodwill from the TD&A segment to the Transaction Services segment.

(9)    Restructuring

During 2011, management committed to three separate restructuring plans (the "First Quarter 2011 Restructuring Plan", the "Second Quarter 2011 Restructuring Plan", and the "Fourth Quarter 2011 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. For the nine month period ended September 30, 2011, the total restructuring costs related to these efforts amounted to $21.4 million of employee termination costs. Of the $21.4 million of employee termination costs recorded for the nine months ended September 30, 2011, $6.9 million, $4.1 million and $10.4 million applies to the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. All payouts related to the First Quarter 2011 and Second Quarter 2011 Restructuring Plans were made by June 30, 2011 and June 30, 2012, respectively. All payouts related to our Fourth Quarter 2011 Restructuring Plan are expected to be made by December 31, 2012.

The following table sets forth the Company's Fourth Quarter 2011 Restructuring Plan, exclusive of stock-based compensation charges, as of and for the nine months ended September 30, 2012 (in millions):

4th Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other Accrued Liabilities September 30, 2012
Ongoing termination arrangement	$1.9	$(1.4)	$0.5
Contract termination costs - severance	3.5	(3.2)	0.3
Total	$5.4	$(4.6)	$0.8

(10)    Long-Term Debt

Long-term debt as of September 30, 2012 and December 31, 2011 consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.71% at September 30, 2012) quarterly principal amortization, maturing August 2016	$468,125	$528,313
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, (5.50% at September 30, 2012) quarterly principal amortization, maturing August 2018	246,875	248,750
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings) (2.71% at September 30, 2012), Fed-funds plus 2.50% (Swingline borrowings) (2.59% at September 30, 2012), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.09%, 4.75% or 2.71%, respectively, at September 30, 2012), maturing August 2016. Total of $398.1 million unused (net of outstanding letters of credit and revolver) as of September 30, 2012.	—	10,000
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016	362,000	362,000
Other promissory notes with various interest rates and maturities	—	97
Total debt	1,077,000	1,149,160
Less current portion	(2,500)	(39,310)
Long-term debt, excluding current portion	$1,074,500	$1,109,850

Financing

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement. Subsequently, on October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement , which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an aggregate principal amount of $250 million. On October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of September 30, 2012, we were paying an annual margin of 2.5% above LIBOR. The annual margin on the Term B Loan was 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1.0%) and 3.50% in the case of the Base rate loans.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of Term A Loans in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. The Term B Loans were subject to quarterly installment payments of $0.6 million beginning on September 30, 2011 until March 31, 2018. All remaining outstanding principal amounts of the Term A Loan shall be repaid at the applicable maturity dates. On October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 would have been subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016. During the nine month period ending September 30, 2012, we have prepaid approximately $40.1 million on the Term Loan A. Subsequently, on October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay approximately $246.9 million on the Term Loan B, which represented all amounts then outstanding under the Term Loan B.

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

Senior Notes

On July 2, 2008, we issued senior notes (the “2016 Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at September 30, 2012. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee. Subsequently, in October 2012, we used a portion of the proceeds from the 2023 Notes described below to accept for payment and settle approximately $286.4 million aggregate principal amount of the 2016 Notes that were tendered in the tender offer described below.

The 2016 Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the 2016 Notes is July 1, 2016. On October 12, 2012, we announced that we had called for redemption any 2016 Notes that remained outstanding following completion of the tender offer, as discussed below.

The fair value of the Company's long-term debt at September 30, 2012 was estimated to be approximately 101% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2016 Notes.

Refinancing Transactions

On September 27, 2012, the Company announced its plans to offer $600 million in aggregate principal amount of Senior Notes and commenced a tender offer and consent solicitation for all of the 2016 Notes. On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. A portion of the net proceeds of the Offering, along with cash on hand, was used to purchase approximately $286.4 million aggregate principal amount of the 2016 Notes accepted for payment and settlement in the tender offer, to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions. The remaining proceeds will be used to redeem any remaining 2016 Notes that were not tendered in the tender offer.
As part of the tender offer, the Company solicited consents from the holders of the 2016 Notes for certain proposed amendments that would eliminate or modify certain covenants and events of default as well as other provisions contained in the Indenture. Adoption of the proposed amendments required consents from holders of at least a majority in aggregate principal amount outstanding of the 2016 Notes. On October 12, 2012, the Company announced that it had received the requisite consents to execute a supplemental indenture to implement the proposed amendments to the Indenture, and delivered notice that it had called for redemption all 2016 Notes that remain outstanding following completion of the tender offer at a price equal to 104.06% of their face amount, plus accrued and unpaid interest to, but not including, the date of redemption. Payment for the redemption of the remaining 2016 Notes is expected to be made on November 13, 2012 (with interest accruing on the 2016 Notes to November 11, 2012).
The 2023 Notes were issued pursuant to an Indenture dated as of October 12, 2012, among the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee (the "Indenture"). At any time and from time to time, prior to October 15, 2015, we may redeem up to a maximum of 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, the Company may redeem some or all of the 2023 Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, we may redeem some or all of the 2023 Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, we are required to offer to purchase all outstanding 2023 Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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

The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for 2023 Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the 2023 Notes then outstanding may accelerate the 2023 Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the 2023 Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
Subsequently, on October 19, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement. The Amendment (1) gives the Company additional flexibility under the Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters and (2) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.
In connection with these refinancing transactions, we will pay estimated fees of $26.0 million, including a call premium on our 2016 Notes of approximately $15.8 million. Of the $26.0 million of total fees paid, we expect to capitalize approximately $9.6 million and expense $16.4 million. We will also record a writeoff of the remaining debt issuance costs on our 2016 Notes of $1.5 million and on our Term B Loan of $6.4 million. All of these charges will be reflected in our results for the fourth quarter of 2012.

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at September 30, 2012 is estimated to be approximately 101% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2016 Notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the counterparty pays a variable rate equal to 1 Month LIBOR (equal to 0.21% as of September 30, 2012) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into the following interest rate swap transactions, which have been designated as cash flow hedges:

Period	Notional Amount	Counterparty Pays Variable Rate of (1)	LPS Pays Fixed Rate of (2)
	(in millions)
December 31, 2011 to December 31, 2012	$150.0	1 Month LIBOR	1.295%
December 31, 2012 to December 31, 2013	$75.0	1 Month LIBOR	2.080%
_________

(1) 0.21% as of September 30, 2012.
(2) In addition to the fixed rate paid under the swaps, we pay an applicable margin to our bank lenders on our Term A Loan and Revolving Loan equal to 2.50% as of September 30, 2012.

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
Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	September 30, 2012	December 31, 2011
Other accrued liabilities	$0.4	$1.3
Other long-term liabilities	$9.2	$4.1

A cumulative loss of $5.9 million and $3.3 million is reflected in accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 is as follows (in millions):

	Amount of Loss Recognized in OCE on Derivatives		Amount of Loss Reclassified from Accumulated OCE into Income (included within interest expense)
Interest Rate Swap contract	2012	2011	2012	2011
Three months ended September 30,	$2.2	$2.7	$1.0	$0.5
Nine months ended September 30,	$7.3	$4.3	$3.1	$0.9

Approximately $2.5 million (net of tax) of the balance in accumulated other comprehensive loss as of September 30, 2012 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2012, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

(11)    Income Taxes

Liabilities for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Company has performed an evaluation of its tax positions and has concluded that as of September 30, 2012 and December 31, 2011, there were no significant uncertain tax positions requiring recognition in its condensed consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Provision for income taxes on continuing operations were $61.0 million and $88.2 million during the nine months ended September 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 44.7% and 37.5%, respectively. The change in the effective rate during the nine month period ended September 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded during the current year.

(12)    Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  We intend to vigorously defend all litigation and regulatory matters that are brought against us. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for such matters, which totaled $78.5 million as of December 31, 2011, has increased to $196.4 million as of September 30, 2012 reflecting the continued progress made on each of the underlying matters which has enabled management to further refine its estimates. The accrual assumes no third party recoveries and includes estimated future costs of settlement, damages and associated legal and consulting fees. For the reasons described below, we are unable to estimate a range of material loss in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.
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

Litigation Matters

Securities Class Action Litigation

On December 1, 2010, the Company was served with a complaint entitled St. Clair Shores General Employees' Retirement System v. Lender Processing Services, Inc., et al., which was filed in the United States District Court for the Middle District of Florida. The putative class action seeks damages for alleged violations of federal securities laws in connection with our disclosures relating to our default operations. An amended complaint was filed on May 18, 2011. LPS filed a motion to dismiss the complaint on July 18, 2011 and the plaintiff filed a response to the Company's motion on September 12, 2011. The complaint was dismissed on March 30, 2012. The plaintiffs subsequently filed a second and third amended complaint on May 8, 2012 and October 5, 2012, respectively. The Company intends to file a motion to dismiss the third amended complaint by November 16, 2012.

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

There continues to be increased scrutiny of all parties involved in the mortgage industry by governmental authorities, judges and the news media, among others. We have responded to or are currently responding to inquiries from multiple governmental agencies. These inquiries range from informal requests for information to grand jury subpoenas. In 2010, we learned that the U.S. Attorney's office for the Middle District of Florida and the Florida Attorney General had begun conducting separate inquiries concerning certain business processes in our default operations. Since then, other federal and state authorities, including various regulatory agencies, and other state attorneys general, have initiated inquiries about these matters, and additional agencies may do so in the future. The business processes that these authorities are considering include the former document preparation, verification, signing and notarization practices of certain of our default operations and our relationships with foreclosure attorneys. We have discovered, during our own internal reviews, potential issues related to some of these practices which may cause the validity of certain documents used in foreclosure proceedings to be challenged. However, we are not aware of any person who was wrongfully foreclosed upon as a result of a potential error in the processes used by our employees. We have been cooperating and we have expressed our willingness to continue to fully cooperate with all such inquiries. Through the date of this filing, we have settled inquiries made by the attorneys general in the states of Missouri, Delaware and Colorado.

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging various violations of the Nevada Unfair and Deceptive Trade Practices Act. On January 30, 2012, the Company filed a motion to dismiss the complaint. On February 17, 2012, the parties filed a stipulation to stay the proceeding while the parties engage in settlement negotiations relative to this complaint. The stay expired on April 21, 2012. At a hearing on the motion to dismiss held on July 19, 2012, the court granted in part and denied in part the Company's motion to dismiss. On August 3, 2012, the Nevada Attorney General filed an amended complaint, which the Company has answered. The Company intends to vigorously defend this matter.

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

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2012, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $447.1 million.

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

As of and for the three months ended September 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$191,956	$320,714	$6	$512,676
Operating expenses (1)	112,814	251,770	11,132	375,716
Depreciation and amortization	18,765	4,767	984	24,516
Operating income (loss)	60,377	64,177	(12,110)	112,444
Total other income (expense)	486	684	(16,805)	(15,635)
Earnings (loss) from continuing operations before income taxes	$60,863	$64,861	$(28,915)	$96,809
Balance sheet data:
Total assets (2)	$1,250,565	$757,754	$361,209	$2,369,528
Goodwill (2)	$741,619	$384,471	$—	$1,126,090

As of and for the three months ended September 30, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$173,138	$348,095	$(1,796)	$519,437
Operating expenses (1)	99,303	287,545	17,575	404,423
Depreciation and amortization	15,120	4,726	976	20,822
Operating income (loss)	58,715	55,824	(20,347)	94,192
Total other income (expense)	271	455	(23,487)	(22,761)
Earnings (loss) from continuing operations before income taxes	$58,986	$56,279	$(43,834)	$71,431
Balance sheet data:
Total assets (2)	$1,247,114	$764,728	$237,457	$2,249,299
Goodwill (2)	$765,153	$385,478	$—	$1,150,631

For the nine months ended September 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$556,204	$997,692	$(1,992)	$1,551,904
Operating expenses (1)	328,575	791,898	30,432	1,150,905
Depreciation and amortization	55,385	14,153	3,000	72,538
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	172,244	191,641	(179,900)	183,985
Total other income (expense)	1,254	1,938	(50,623)	(47,431)
Earnings (loss) from continuing operations before income taxes	$173,498	$193,579	$(230,523)	$136,554

For the nine months ended September 30, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$512,259	$1,048,800	$(4,779)	$1,556,280
Operating expenses (1)	291,575	841,197	42,609	1,175,381
Depreciation and amortization	49,234	13,984	3,227	66,445
Exit, impairment and other charges	8,887	4,052	16,259	29,198
Operating income (loss)	162,563	189,567	(66,874)	285,256
Total other income (expense)	1,033	1,234	(52,338)	(50,071)
Earnings (loss) from continuing operations before income taxes	$163,596	$190,801	$(119,212)	$235,185
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

As of September 30, 2012, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 6, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the three and nine month periods ended September 30, 2012 and 2011.

The following tables set forth, on a condensed consolidating basis, the balance sheets, the statements of operations and comprehensive earnings (loss) and the statements of cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and nine months ended September 30, 2012 and September 30, 2011, respectively.

The following table represents our condensed consolidating balance sheet as of September 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,790	$598,397	$16,119	$—	$618,306
Investment in subsidiaries	1,557,561	—	—	(1,557,561)	—
Non-current assets	19,442	1,651,147	80,633	—	1,751,222
Total assets	$1,580,793	$2,249,544	$96,752	$(1,557,561)	$2,369,528
Liabilities and equity:
Current liabilities	$(13,276)	$500,310	$40,478	$—	$527,512
Total liabilities	1,035,736	747,534	41,201	—	1,824,471
Total equity	545,057	1,502,010	55,551	(1,557,561)	545,057
Total liabilities and equity	$1,580,793	$2,249,544	$96,752	$(1,557,561)	$2,369,528

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the three months ended September 30, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$431,652	$81,024	$—	$512,676
Total operating expenses	7,172	316,072	76,988	—	400,232
Operating income (loss)	(7,172)	115,580	4,036	—	112,444
Total other income (expense)	(16,112)	9	468	—	(15,635)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(23,284)	115,589	4,504	—	96,809
Provision (benefit) for income taxes	(8,685)	42,991	1,804	—	36,110
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(14,599)	72,598	2,700	—	60,699
Equity in earnings (loss) of consolidated entities, net of tax	72,903	—	—	(72,903)	—
Earnings (loss) from continuing operations	58,304	72,598	2,700	(72,903)	60,699
Loss from discontinued operations, net of tax	—	(2,395)	—	—	(2,395)
Net earnings (loss)	58,304	70,203	2,700	(72,903)	58,304
Total other comprehensive earnings (loss)	(737)	—	3	—	(734)
Comprehensive earnings (loss)	$57,567	$70,203	$2,703	$(72,903)	$57,570

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the nine months ended September 30, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,312,535	$239,369	$—	$1,551,904
Total operating expenses	19,520	1,119,070	229,329	—	1,367,919
Operating income (loss)	(19,520)	193,465	10,040	—	183,985
Total other income (expense)	(48,969)	116	1,422	—	(47,431)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(68,489)	193,581	11,462	—	136,554
Provision (benefit) for income taxes	(25,547)	82,122	4,398	—	60,973
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(42,942)	111,459	7,064	—	75,581
Equity in earnings of consolidated entities, net of tax	110,487	—	—	(110,487)	—
Earnings (loss) from continuing operations	67,545	111,459	7,064	(110,487)	75,581
Loss from discontinued operations, net of tax	—	(8,036)	—	—	(8,036)
Net earnings (loss)	67,545	103,423	7,064	(110,487)	67,545
Total other comprehensive earnings (loss)	(2,568)	—	924	—	(1,644)
Comprehensive earnings	$64,977	$103,423	$7,988	$(110,487)	$65,901

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net earnings	$67,545	$103,423	$7,064	$(110,487)	$67,545
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(90,458)	73,385	236	110,487	93,650
Changes in assets and liabilities, net of effects from acquisitions	(27,500)	159,719	10,156	—	142,375
Net cash provided by (used in) operating activities	(50,413)	336,527	17,456	—	303,570
Net cash provided by (used in) investing activities	3,956	(105,365)	(18,036)	—	(119,445)
Net cash used in financing activities	(98,764)	(2,000)	—	—	(100,764)
Net increase (decrease) in cash and cash equivalents	$(145,221)	$229,162	$(580)	$—	83,361
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$160,716

The following table represents our condensed consolidating balance sheet as of December 31, 2011 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,065	$515,189	$13,582	$—	$530,836
Investment in subsidiaries	1,599,546	—	—	(1,599,546)	—
Non-current assets	22,761	1,629,971	61,847	—	1,714,579
Total assets	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
Liabilities and equity:
Current liabilities	$55,856	$368,780	$33,350	$—	$457,986
Total liabilities	1,136,384	588,408	32,635	—	1,757,427
Total equity	487,988	1,556,752	42,794	(1,599,546)	487,988
Total liabilities and equity	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the three months ended September 30, 2011 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$454,206	$65,231	$—	$519,437
Total operating expenses	9,313	351,856	64,076	—	425,245
Operating income (loss)	(9,313)	102,350	1,155	—	94,192
Total other income (expense)	(22,986)	(112)	337	—	(22,761)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(32,299)	102,238	1,492	—	71,431
Provision (benefit) for income taxes	(12,112)	38,340	559	—	26,787
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(20,187)	63,898	933	—	44,644
Equity in earnings of consolidated entities, net of tax	60,637	—	—	(60,637)	—
Earnings from continuing operations	40,450	63,898	933	(60,637)	44,644
Loss from discontinued operations, net of tax	—	(4,194)	—	—	(4,194)
Net earnings	40,450	59,704	933	(60,637)	40,450
Total other comprehensive earnings (loss)	(1,377)	—	744	—	(633)
Comprehensive earnings	$39,073	$59,704	$1,677	$(60,637)	$39,817

The following table represents our condensed consolidating statement of operations and comprehensive earnings (loss) for the nine months ended September 30, 2011 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,366,765	$189,515	$—	$1,556,280
Total operating expenses	28,179	1,058,419	184,426	—	1,271,024
Operating income (loss)	(28,179)	308,346	5,089	—	285,256
Total other income (expense)	(50,961)	(112)	1,002	—	(50,071)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(79,140)	308,234	6,091	—	235,185
Provision (benefit) for income taxes	(29,678)	115,589	2,284	—	88,195
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(49,462)	192,645	3,807	—	146,990
Equity in earnings of consolidated entities, net of tax	167,206	—	—	(167,206)	—
Earnings from continuing operations	117,744	192,645	3,807	(167,206)	146,990
Loss from discontinued operations, net of tax	—	(29,246)	—	—	(29,246)
Net earnings	117,744	163,399	3,807	(167,206)	117,744
Total other comprehensive earnings (loss)	(2,087)	—	1,004	—	(1,083)
Comprehensive earnings	$115,657	$163,399	$4,811	$(167,206)	$116,661

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$117,744	$163,399	$3,807	$(167,206)	$117,744
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(136,941)	126,272	210	167,206	156,747
Changes in assets and liabilities, net of effects from acquisitions	(48,221)	101,809	1,522	—	55,110
Net cash provided by (used in) operating activities	(67,418)	391,480	5,539	—	329,601
Net cash used in investing activities	—	(106,944)	(14,933)	—	(121,877)
Net cash used in financing activities	(176,051)	—	—	—	(176,051)
Net increase (decrease) in cash and cash equivalents	$(243,469)	$284,536	$(9,394)	$—	31,673
Cash and cash equivalents, beginning of period					52,287
Cash and cash equivalents, end of period					$83,960
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(15)     Subsequent Events

Subsequent events have been evaluated through the date on which the condensed consolidated financial statements were filed.

Dividend Declared
On October 25, 2012, we declared a regular dividend of $0.10 per common share. The dividend is payable on December 20, 2012 to shareholders of record as of the close of business on December 6, 2012.

Refinancing Transactions

On September 27, 2012, the Company announced its plans to offer $600 million aggregate principal amount of Senior Notes, and commenced a tender offer and consent solicitation for all of its outstanding 2016 Notes. On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023. The proceeds from the offering of the 2023 Notes, together with cash on hand, were used to purchase approximately $286.4 million aggregate principal amount of the Company's 2016 Notes accepted for payment and settlement in the Company's tender offer for the 2016 Notes, to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions. The remaining proceeds will be used to redeem any remaining 2016 Notes not tendered in the tender offer. See note 10, which includes a description of the Company's offering of the 2023 Notes, the tender offer for the 2016 Notes, and the repayment of the Term B Loan under the 2011 Credit Agreement.

Subsequently on October 19, 2012, the Company entered into Amendment No. 1 to the 2011 Credit Agreement. See Note 10, which also includes a description of the amendments made to the 2011 Credit Agreement.

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

Overview

We are a provider of integrated technology and transaction services to the mortgage lending industry, with market leading positions in mortgage processing and default management services in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics and Transaction Services, which produced approximately 36% and 64%, respectively, of our revenues for the nine month periods ended September 30, 2012. A large number of financial institutions use our solutions. Our technology solutions include our mortgage processing system, which automates all areas of loan servicing, from loan setup and ongoing processing to customer service, accounting and reporting. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our transaction services include our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans, and our origination services, which support most aspects of the closing of mortgage loan transactions by lenders and loan servicers.

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

Recent Trends and Developments
Revenues in our origination businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. The federal government has taken several steps over the last few years in an attempt to address the downturn in the housing market, including steps to reduce interest rates and programs such as the Home Affordability Refinance Program (the “HARP”) under which homeowners with loans owned by Fannie Mae or Freddie Mac who would otherwise be unable to get a refinancing loan because of a loss in home value have been able to refinance. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that have made it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits ("HARP II").
The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.4 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 65% and 70%, respectively, of the total markets. Due to increased refinancing activity, the MBA's Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will increase to $1.7 trillion, with more than 70% of that market representing refinancing transactions. However, the MBA forecasts a substantial drop in the mortgage origination market in 2013, including a decline of more than 20% in the overall market and a decline of more than 35% in the refinancing market specifically. Although we believe that the level of refinancing activity during 2012 has been positively impacted by continued low interest rates and government initiatives such as HARP II, it is difficult to predict whether and for how long the current level of refinancing activity may be sustained. The revenues for our origination businesses are linked to the volume of origination transactions, and refinancing transactions in particular, and a decrease in the level of origination activity could adversely affect the results of operations of those businesses.

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
Through August 2012, the Treasury Department estimates that the banks had worked through most of the loans currently eligible for the HAMP program, and had offered approximately 2.2 million trial modifications. Of those, approximately 1.9 million trial modifications were actually implemented and approximately 1.1 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program), the pace of modifications has slowed and we believe it will have a lessened impact going forward.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to a prolonged period of elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focused their resources on trying to make modifications under HAMP and on trying to confirm the compliance of their foreclosure procedures with applicable laws. In addition, following reviews conducted by federal banking regulatory agencies during late 2010 and early 2011 of their default and foreclosure processes, in April 2011, the 14 largest banks and certain of their third party service providers, including us, entered into consent orders with federal banking agencies. The consent orders further slowed the pace of foreclosures in 2011 as the banks and their third party providers tried to work through their requirements, and we believe this trend will continue for some time. Although five of the largest banks were able to reach a $25 billion settlement of federal and state investigations into their foreclosure practices that may result in more normalized foreclosure timelines in the future, we cannot predict whether any legislative or regulatory changes will be implemented as a result of the findings of the banking agencies following their default and foreclosure services reviews, or whether the government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our default services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.

The current economic downturn has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” The Dodd-Frank Act also called for the establishment of the Consumer Finance Protection Bureau ("CFPB"), a new federal regulatory agency responsible for regulating consumer protection within the United States. It is difficult to predict the form that new rules or regulations implemented by the CFPB or other regulations or rule-makings implementing other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Critical Accounting Policies

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 29, 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, go directly to the two step quantitative impairment test. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance in ASU No. 2011-08 as of January 1, 2012 and elected to perform the qualitative assessment for our annual impairment test using our September 30th measurement date to determine if further analysis is required for any of our reporting units.

In July 2012, the FASB issued an amended standard, ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. The amended standard permits an assessment of qualitative factors to determine whether it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the standard eliminates the requirement to perform quantitative impairment testing. The amended standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We will adopt the amended standard on January 1, 2013, and we do not expect it to have an impact on the Company's consolidated financial position or results of operations.

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

Related Party Transactions

The Company did not have any related party transactions as of and during the three and nine months ended September 30, 2012. We conduct business with Ceridian Corporation, which was a related party during the three and nine month periods ended September 30, 2011. Ceridian ceased being a related party as of July 28, 2011. See note 3 to our condensed consolidated financial statements included in Part I for a detailed description of all related party transactions.

Results of Operations for the three months ended September 30, 2012 and 2011

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

Condensed Consolidated Results of Operations - Unaudited

	Three Months ended September 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)
(in millions, except per share amounts)	2012	2011	2012	2011	$	%
Revenues	$512.7	$519.4	100%	100%	$(6.7)	(1)%
Expenses:
Operating expenses	375.7	404.4	73%	78%	28.7	7%
Depreciation and amortization	24.5	20.8	5%	4%	(3.7)	(18)%
Total expenses	400.2	425.2	78%	82%	25.0	6%
Operating income	112.5	94.2	22%	18%	18.3	19%
Operating margin	22%	18%
Other income (expense)	(15.6)	(22.8)	(3)%	(4)%	7.2	32%
Earnings from continuing operations before income taxes	96.9	71.4	19%	14%	25.5	(36)%
Provision for income taxes	36.1	26.8	7%	5%	(9.3)	(35)%
Net earnings from continuing operations	60.8	44.6	12%	9%	16.2	36%
Loss from discontinued operations, net of tax	(2.4)	(4.2)	—%	(1)%	1.8	43%
Net earnings	$58.3	$40.4	11%	8%	$17.9	44%
Net earnings per share - diluted	$0.69	$0.48
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $6.7 million, or 1%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The overall decrease was primarily due to a 22% decline in default services revenue within our Transaction Services segment resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely due to continued regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decreases were offset by a 16% increase in origination services in our Transaction Services segment, resulting from higher loan origination volumes due to the continued low interest rate environment, the impact of HARP II, which reduced loan-to-value requirements and thereby allowed certain “underwater” borrowers to qualify for refinancing, and from market share gains. We also experienced growth in our TD&A segment, lead by increases in servicing technology, primarily due to continued strong transactional and professional services revenue; growth in our origination technology, due to higher refinancing activity which drives incremental transactional fees; and growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011 and the impact of a change in estimate in our Desktop division resulting in the deferral of revenue of $5.4 million during the quarter ended September 30, 2011.

Operating Expenses

Operating expenses decreased $28.7 million, or 7%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 73% during the three months ended September 30, 2012 as compared to 78% during the three months ended September 30, 2011. This decrease is primarily attributable to a favorable revenue mix and related operating leverage in our higher margin origination and technology operations resulting from increased loan origination volumes and growth in our servicing and default technology services. These increases were partially offset by reduced operating leverage in default services as a result of the slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations, and from near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $3.7 million, or 18%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Depreciation and amortization as a percentage of revenues have increased to 5% during the three months ended September 30, 2012, compared to 4% during the three months ended September 30, 2011, primarily due to increased amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating income increased $18.3 million during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Operating margin increased to 22% during the three months ended September 30, 2012 from 18% during the three months ended September 30, 2011 as a result of the factors described above.

Other Income (Expense)

Other expense decreased $7.2 million, or 32%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011, primarily due to an $8.0 million charge incurred related to the write off of debt issuance costs as part of the refinancing of our credit facilities during the three month period ended September 30, 2011.

Provision for Income Taxes

Provision for income taxes on continuing operations were $36.1 million and $26.8 million during the three months ended September 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 37.3% and 37.5%, respectively.

Loss from Discontinued Operations, net

During 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which was previously included within the Transaction Services segment. As of September 30, 2012, all of the above businesses have been sold or disposed of. Loss from discontinued operations, net of tax, was $2.4 million and $4.2 million for the three month periods ended September 30, 2012 and 2011, respectively. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings increased $17.9 million during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Net earnings per diluted share increased to $0.69 during the three months ended September 30, 2012 as compared to $0.48 during the three months ended September 30, 2011. The increases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended September 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Technology:	$174.1	$156.5	91%	90%	$17.6	11%
Servicing Technology	111.6	107.3	58%	62%	4.3	4%
Default Technology	36.2	28.2	19%	16%	8.0	28%
Origination Technology	26.3	21.0	14%	12%	5.3	25%
Data and Analytics	18.0	16.7	9%	10%	1.3	8%
Total Revenues	192.0	173.2	100%	100%	18.8	11%
Expenses:
Operating expenses	112.8	99.3	59%	57%	(13.5)	(14)%
Depreciation and amortization	18.8	15.1	10%	9%	(3.7)	(25)%
Total expenses	131.6	114.4	69%	66%	(17.2)	(15)%
Operating income	$60.4	$58.8	31%	34%	$1.6	3%
Operating margin	31%	34%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $18.8 million, or 11%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The increase in servicing technology is primarily due to higher loan counts driving growth in recurring revenue, and continued strong transactional and professional services revenue. We also experienced growth in our origination technology due to higher refinancing activity which drives incremental transactional fees, growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011, and the impact of a change in estimate resulting in the deferral of revenue of $5.4 million in our Desktop division during the quarter ended September 30, 2011.

Operating Expenses

Operating expenses increased $13.5 million, or 14%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Operating expenses as a percentage of revenues increased to 59% during the three months ended September 30, 2012, compared to 57% during the three months ended September 30, 2011, primarily as a result of near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $3.7 million, or 25%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Depreciation and amortization as a percentage of revenues have increased to approximately 10% during the three months ended September 30, 2012 as compared to 9% for the three months ended September 30, 2011 primarily due to increased amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating margin decreased to 31% during the three months ended September 30, 2012 as compared to 34% during the three months ended September 30, 2011 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended September 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Origination Services	$154.1	$133.1	48%	38%	$21.0	16%
Default Services	166.7	215.0	52%	62%	(48.3)	(22)%
Total Revenues	320.7	348.1	100%	100%	(27.4)	(8)%
Expenses:
Operating expenses	251.8	287.5	79%	83%	35.7	12%
Depreciation and amortization	4.8	4.7	1%	1%	(0.1)	(2)%
Total expenses	256.6	292.2	80%	84%	35.6	12%
Operating income	$64.1	$55.9	20%	16%	$8.2	15%
Operating margin	20%	16%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $27.4 million, or 8%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. This decrease was primarily due to a 22% decrease in our default services revenue from continued delays in the foreclosure process causing reduced volumes as a result of continuing regulatory scrutiny and monitoring, judicial actions and voluntary delays by servicers. This decrease was partially offset by a 16% increase in our origination services revenue as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of HARP II and market share gains, partially offset by lower appraisal volumes as we have exited certain lower margin contracts.

Operating Expenses

Operating expenses decreased $35.7 million, or 12%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 79% during the three months ended September 30, 2012 as compared to 83% during the three months ended September 30, 2011. This decrease is primarily attributable to favorable revenue mix and related operating leverage in our higher margin origination operations resulting from increased loan origination volumes.

Depreciation and Amortization

Depreciation and amortization increased 2% during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Depreciation and amortization as a percentage of revenue remained constant at 1% during the three months periods ended September 30, 2012 and 2011.

Operating Income

Operating margin increased to 20% during the three months ended September 30, 2012 from 16% during the three months ended September 30, 2011 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expenses for this segment decreased to $12.1 million for the three months ended September 30, 2012 from $20.3 million for the three months ended September 30, 2011 primarily due to the increase to our legal and regulatory accrual during the second quarter of 2012, which was previously established in the fourth quarter of 2011, and the impact of charging our legal expenses against the accrual instead of to expense during the three months ended September 30, 2012.

Results of Operations for the nine months ended September 30, 2012 and 2011

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

Condensed Consolidated Results of Operations - Unaudited

	Nine Months Ended September 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions, except per share amounts)	2012	2011	2012	2011	$	%
Revenues	$1,551.9	$1,556.3	100%	100%	$(4.4)	—%
Expenses:
Operating expenses	1,150.9	1,175.4	74%	76%	24.5	2%
Depreciation and amortization	72.5	66.4	5%	5%	(6.1)	(9)%
Legal and regulatory charges	144.5	—	9%	—%	(144.5)	nm
Exit costs, impairments and other charges	—	29.2	—%	2%	29.2	nm
Total expenses	1,367.9	1,271.0	88%	82%	(96.9)	(8)%
Operating income	184.0	285.3	12%	18%	(101.3)	(36)%
Operating margin	12%	18%
Other income (expense)	(47.4)	(50.1)	(3)%	(3)%	2.7	5%
Earnings from continuing operations before income taxes	136.6	235.2	9%	15%	(98.6)	(42)%
Provision for income taxes	61.0	88.2	4%	6%	27.2	31%
Net earnings from continuing operations	75.6	147.0	5%	9%	(71.4)	(49)%
Loss from discontinued operations, net of tax	(8.0)	(29.2)	(1)%	(2)%	21.2	73%
Net earnings	$67.6	$117.8	4%	8%	$(50.2)	(43)%
Net earnings per share - diluted	$0.80	$1.37
____________

(1) Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Consolidated revenues decreased $4.4 million, or less than 1%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. This decrease was primarily due to a 5% decrease in revenues in the Transaction Services segment, which was largely driven by a 20% decline in default services revenue resulting from continued delays in the foreclosure process causing reduced volumes, and from an increase in the sales allowance reserve of $5.2 million during 2012 based on management's ongoing assessment of the impact of these delays on the collectability of our accounts receivable. This decrease in default services was largely offset by a 23% increase in origination services as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of HARP II, and from market share gains. We also benefited from a 9% increase in our Technology, Data and Analytics segment as a result of growth in our technology operations which provide servicing, origination and default related technologies.

Operating Expenses

Operating expenses decreased $24.5 million, or 2%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 74% during the first nine months of 2012 as compared to 76% during the first nine months of 2011. The factors contributing to this decrease include favorable revenue mix and related operating leverage in our higher margin origination operations in our Transaction Services segment resulting from increased loan origination volumes, partially offset by near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $6.1 million, or 9%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Depreciation and amortization as a percentage of revenues remained constant at approximately 5% during the nine months ended September 30, 2012 and September 30, 2011.

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

Exit Costs, Impairments and Other Charges

We recorded a $29.2 million charge during the first nine months of 2011 primarily related to severance charges resulting from our various cost reduction initiatives described in note 9 of our condensed consolidated financial statements.

Operating Income

Operating income decreased $101.3 million during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating margin decreased to 12% during the nine months ended September 30, 2012 from 18% during the nine months ended September 30, 2011 as a result of the factors described above.

Other Income (Expense)

Other expense decreased $2.7 million, or 5%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, primarily due to a decrease in interest expense during the nine month period ending September 30, 2012 from lower average interest rates under our amended and restated credit facilities.

Provision for Income Taxes

Income taxes on continuing operations were $61.0 million and $88.2 million during the nine months ended September 30, 2012 and 2011, respectively, which resulted in an effective tax rate of 44.7% and 37.5%, respectively. The change in the effective rate during the nine month period ended September 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded during the current year period.

Loss from Discontinued Operations, net

During 2011, management made decisions to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions and certain operations previously included in our Real Estate Group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which was previously included within the Transaction Services segment. As of September 30, 2012, all of the above businesses have been sold or disposed of. Loss from discontinued operations, net of tax, was $8.0 million and $29.2 million for the nine month periods ended September 30, 2012 and 2011, respectively. The decrease in the loss from discontinued operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was predominately the result of the sales or disposal of the above business units which caused decreased operating losses during the nine month period ended September 30, 2012. The decrease in the loss was also a result of a net gain of $6.7 million associated with the sale of discontinued operations during the first quarter of 2012. See note 7 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings decreased $50.2 million during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Net earnings per diluted share totaled $0.80 and $1.37 during the first nine months of 2012 and 2011, respectively. The decrease was a result of the factors described above, partially offset by a decrease in our weighted average shares outstanding, on a diluted basis, as a result of the Company's share repurchases during 2011 made in connection with our authorized share repurchase programs.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Nine Months Ended September 30,
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Technology:	$503.8	$460.3	91%	90%	$43.5	9%
Servicing Technology	331.2	314.2	60%	61%	17.0	5%
Default Technology	101.8	86.4	18%	17%	15.4	18%
Origination Technology	70.8	59.5	13%	12%	11.3	19%
Data and Analytics	52.4	51.9	9%	10%	0.5	1%
Total Revenues	556.2	512.2	100%	100%	44.0	9%
Expenses:
Operating expenses	328.6	291.6	59%	57%	(37.0)	(13)%
Depreciation and amortization	55.4	49.2	10%	10%	(6.2)	(13)%
Exit costs, impairments and other charges	—	8.9	—%	2%	8.9	nm
Total expenses	384.0	349.7	69%	68%	(34.3)	(10)%
Operating income	$172.2	$162.5	31%	32%	$9.7	6%
Operating margin	31%	32%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues increased $43.5 million, or 9%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The increase is primarily due to growth in servicing technology due to new client implementations onto our mortgage servicing platform in 2011 and higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and from growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.

Operating Expenses

Operating expenses increased $37.0 million, or 13%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating expenses as a percentage of revenues increased to 59% during the first nine months of 2012 as compared to 57% during the first nine months of 2011 primarily as a result of near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $6.2 million, or 13%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Depreciation and amortization as a percentage of revenues remained constant at approximately 10% during the nine months ended September 30, 2012 and September 30, 2011.

Exit Costs, Impairments and Other Charges

We recorded an $8.9 million charge during the first nine months of 2011 primarily related to severance charges resulting from our various cost reduction initiatives described in note 9 of our condensed consolidated financial statements.

Operating Income

Operating margin decreased to 31% during the nine months ended September 30, 2012 as compared to 32% during the nine months ended September 30, 2011 due to the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Nine Months Ended September 30
			As a % of Revenues (1)		Variance 2012 vs. 2011 (1)(2)
(in millions)	2012 (1)	2011 (1)	2012	2011	$	%
Revenues
Origination Services	$451.5	$367.9	45%	35%	$83.6	23%
Default Services	546.1	680.9	55%	65%	(134.8)	(20)%
Total Revenues	997.7	1,048.8	100%	100%	(51.1)	(5)%
Expenses:
Operating expenses	791.9	841.2	79%	80%	49.3	6%
Depreciation and amortization	14.2	14.0	1%	1%	(0.2)	(1)%
Exit costs, impairments and other charges	—	4.1	—%	—%	4.1	nm
Total expenses	806.1	859.3	81%	82%	53.2	6%
Operating income	$191.6	$189.5	19%	18%	$2.1	1%
Operating margin	19%	18%
____________

(1)	Columns may not total due to rounding.
(2) Certain percentages are not meaningful, indicated by "nm."

Revenues

Revenues decreased $51.1 million, or 5%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The decrease was primarily driven by a 20% decline in our default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely the result of continuing regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decrease was also due to a $5.2 million increase to our sales allowance reserve recorded during the nine months ended September 30, 2012 based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the collectability of our accounts receivable. These decreases were partially offset by a 23% increase in our origination services revenue as a result of higher origination volumes due to the continued low interest rate environment, the impact of HARP II and from market share gains.

Operating Expenses

Operating expenses decreased $49.3 million, or 6%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Operating expenses as a percentage of revenues decreased to 79% during the first nine months of 2012 as compared to 80% during the first nine months of 2011. This decrease is primarily attributable to favorable revenue mix and related operating leverage in our higher margin origination operations resulting from increased loan origination volumes.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 1%, during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Depreciation and amortization expenses as a percentage of revenues have remained constant at 1% during the nine months ended September 30, 2012 and September 30, 2011.

Exit Costs, Impairments and Other Charges

We recorded a $4.1 million severance charge during the first nine months of 2011 related to our various cost reduction initiatives described in note 9 of our condensed consolidated financial statements.

Operating Income

Operating margin increased to 19% during the nine months ended September 30, 2012 as compared to 18% during the nine months ended September 30, 2011 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments as well as the impact of certain smaller operations. Net operating expenses for this segment increased to $179.9 million for the nine months ended September 30, 2012 compared to $66.9 million for the nine months ended September 30, 2011 primarily due to the impact of recording a $144.5 million increase to our legal and regulatory accrual previously established in the fourth quarter of 2011, offset by severance and other charges of $16.3 million recorded during the first nine months of 2011.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.

At September 30, 2012, we had cash and cash equivalents of $160.7 million and debt of $1,077.0 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of September 30, 2012, we also have remaining availability under our revolving credit facility of approximately $398.1 million.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. A regular quarterly dividend of $0.10 per common share is payable on December 20, 2012 to shareholders of record as of the close of business on December 6, 2012. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the acquisition of select businesses.

On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our 2016 Notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. Our ability to repurchase shares of common stock or 2016 Notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our Notes. During the three and nine months ended September 30, 2012, we did not repurchase any shares of our stock or 2016 Notes. As of September 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $303.6 million and $329.6 million during the nine months ended September 30, 2012 and 2011, respectively. The decline in cash provided by operating activities during the first nine months of 2012 when compared to the first nine months of 2011 was primarily related to a decrease in working capital contributions mainly from lower accounts receivable collections from Default Services, which carries a higher “days sales outstanding” ratio due to the lag between revenue recognition and collection.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $119.4 million and $121.9 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in investing activities during the first nine months of 2012 when compared to the first nine months of 2011 was primarily due to the net impact of our disposition activities, as we have disposed of our Tax Services, SoftPro, True Automation and Aptitude Solutions businesses during the first nine months of 2012 for net cash proceeds of $16.2 million. This cash inflow was partially offset by a $11.3 million increase in cash paid for investments, acquisitions in title plants and property records data, property and equipment, and capitalized software in the first nine months of 2012.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $72.2 million and $81.5 million on capital expenditures during the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

Cash used in financing activities was approximately $100.8 million and $176.1 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in financing activities during the first nine months of 2012 when compared to the first nine months of 2011 was primarily due to treasury stock repurchases of $136.9 million made in the the first nine months of 2011, offset by $72.1 million in borrowings under our revolving credit facility in the first nine months of 2012. As a result of refinancing our senior credit facilities during August 2011, we increased our net borrowings outstanding by approximately $17.0 million which was primarily used to pay debt issuance costs totaling $22.1 million related to the refinancing transaction.

Financing

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement. Subsequently, on October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement , which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.

The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million; and (iii) a Term B Loan with a maturity date of August 14, 2018 in an aggregate principal amount of $250 million. On October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of September 30, 2012, we were paying an annual margin of 2.5% above LIBOR. The annual margin on the Term B Loan was 4.50% in the case of LIBOR loans (with LIBOR subject to a floor of 1%) and 3.50% in the case of the Base rate loans.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of Term A Loans in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. The Term B Loans were subject to quarterly installment payments of $0.6 million beginning on September 30, 2011 until March 31, 2018. All remaining outstanding principal amounts of the Term A Loan shall be repaid at the applicable maturity dates. On October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

In addition to scheduled principal payments, the Term Loans are (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement, except that, under certain conditions, voluntary prepayments of the Term B Loan made on or prior to August 18, 2012 would have been subject to a 1% prepayment premium. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016. During the nine month period ending September 30, 2012, we have prepaid approximately $40.1 million on the Term Loan A. Subsequently, on October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay approximately $246.9 million on the Term Loan B, which represented all amounts then outstanding under the Term Loan B.

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

Senior Notes

On July 2, 2008, we issued senior notes (the “2016 Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at September 30, 2012. The 2016 Notes were issued pursuant to an Indenture dated July 2, 2008 among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee. As of October 25, 2012, we used a portion of the 2023 Notes described below to accept for payment and settle approximately $286.4 million aggregate principal amount of the 2016 Notes that were tendered in the tender offer described below.

The 2016 Notes bear interest at a rate of 8.125% per annum. Interest payments are due semi-annually each January 1 and July 1. The maturity date of the 2016 Notes is July 1, 2016. On October 12, 2012, we announced that we had called for redemption any 2016 Notes that remained outstanding following completion of the tender offer, as discussed below.

The fair value of the Company's long-term debt at September 30, 2012 was estimated to be approximately 101% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2016 Notes.

Refinancing Transactions

On September 27, 2012, the Company announced its plans to offer $600 million in aggregate principal amount of Senior Notes and commenced a tender offer and consent solicitation for all of the 2016 Notes. On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. A portion of the net proceeds of the Offering, along with cash on hand, was used to purchase approximately $286.4 million aggregate principal amount of the 2016 Notes accepted for payment and settlement in the tender offer, to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions. The remaining proceeds will be used to redeem any remaining 2016 Notes that were not tendered in the tender offer.
As part of the tender offer, the Company solicited consents from the holders of the 2016 Notes for certain proposed amendments that would eliminate or modify certain covenants and events of default as well as other provisions contained in the Indenture. Adoption of the proposed amendments required consents from holders of at least a majority in aggregate principal amount outstanding of the 2016 Notes. On October 12, 2012, the Company announced that it had received the requisite consents to execute a supplemental indenture to implement the proposed amendments to the Indenture, and delivered notice that it had called for redemption all 2016 Notes that remained outstanding following completion of the tender offer at a price equal to 104.06% of their face amount, plus accrued and unpaid interest to, but not including, the date of redemption. Payment for the redemption of the remaining 2016 Notes is expected to be made on November 13, 2012 (with interest accruing on the 2016 Notes to November 11, 2012).
The 2023 Notes were issued pursuant to an Indenture dated as of October 12, 2012, among the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee (the "Indenture"). At any time and from time to time, prior to October 15, 2015, we may redeem up to a maximum of 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, the Company may redeem some or all of the 2023 Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, we may redeem some or all of the 2023 Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, we are required to offer to purchase all outstanding 2023 Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
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
The Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for 2023 Notes tendered as required by the Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the 2023 Notes then outstanding may accelerate the 2023 Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the 2023 Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
Subsequently, on October 19, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement. The Amendment (1) gives the Company additional flexibility under the Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters and (2) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.
In connection with these refinancing transactions, we will pay estimated fees of $26.0 million, including a call premium on our 2016 Notes of approximately $15.8 million. Of the $26.0 million of total fees paid, we expect to capitalize approximately $9.6 million and expense $16.4 million. We will also record a writeoff of the remaining debt issuance costs on our 2016 Notes of $1.5 million and on our Term B Loan of $6.4 million. All of these charges will be reflected in our results for the fourth quarter of 2012.

Interest Rate Swaps

See note 10 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

As of September 30, 2012, there have been no significant changes to our contractual obligations, including our scheduled principal maturities on long-term debt, data processing and maintenance commitments, operating lease payments, and deferred compensation obligations, since our Annual Report on Form 10-K was filed on February 29, 2012. See note 10 to the notes of the condensed consolidated financial statements for a detailed description of the refinancing transactions that have occurred subsequent to period end.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2012, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $447.1 million.

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

We are a highly leveraged company, with approximately $1,077.0 million in debt outstanding as of September 30, 2012. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2012, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.8 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's 2011 Annual Report on Form 10-K, as previously updated by the disclosures in the legal proceedings section of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

Item 1A. Risk Factors.

The strength of the economy and the housing market affect demand for certain of our services.
The Mortgage Bankers Association (“MBA”) estimates that the level of U.S. mortgage originations, by dollar volume, was $1.4 trillion and $1.6 trillion in 2011 and 2010, respectively, with refinancing transactions comprising approximately 65% and 70%, respectively, of the total markets. Due to increased refinancing activity, the MBA's Mortgage Finance Forecast currently estimates that the mortgage origination market for 2012 will increase to $1.7 trillion, with more than 70% of that market representing refinancing transactions. However, the MBA forecasts a substantial drop in the mortgage origination market in 2013, including a decline of more than 20% in the overall market and a decline of more than 35% in the refinancing market specifically. We believe the decrease in the MBA’s projections for 2013 is due to, among other things, current real estate prices, the potential for rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In the event of a decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations will be adversely affected. Further, in the event that the ongoing difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans outstanding, our revenues from servicing technology could be adversely affected.
In contrast, the weaker economy and housing market have tended to increase the volume of consumer mortgage defaults, which can favorably affect our default services operations, in which we service residential mortgage loans in default. It can also increase revenues from our Desktop solution, which is currently primarily used in connection with default management. As a result, our default services have historically provided a natural hedge against the volatility of the real estate origination business and its resulting impact on our origination services. However, various pieces of government legislation aimed at mitigating the current downturn in the housing market and lenders’ efforts to comply with the requirements of that legislation and the requirements of consent orders entered into by a number of large lenders during 2011 have delayed foreclosure starts and slowed the pace at which foreclosures are processed, which has adversely affected the results of our default services operations. We continue to believe the size of the default services market should be significant in future years due to the substantial inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. If the foreclosure process continues to experience significant delays, our results of operations could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On June 16, 2011, our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our 2016 Notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the nine months ended September 30, 2012, we did not repurchase any shares of our stock or 2016 Notes. As of September 30, 2012, we had $95.1 million remaining available under our $100.0 million repurchase authorization.

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

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2012	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
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

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.