Form 10-K
period 2012-12-31
Lender Processing Services, Inc.
filed 2013-02-25
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $2,101,414,030 based on the closing sale price of $25.28 on June 30, 2012 as reported by the New York Stock Exchange. For the purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 84,912,767 as of January 31, 2013.
The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for its 2012 annual meeting of shareholders, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

LENDER PROCESSING SERVICES, INC.

2012 FORM 10-K ANNUAL REPORT

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
Overview
We are a provider of integrated technology, data and services to the mortgage lending industry, with a market leading position in mortgage processing in the United States (the "U.S."). We deliver comprehensive technology solutions and services, as well as data and analytics, to many of the top U.S. mortgage originators and servicers, as well as a number of other financial institutions, investors, and other real estate professionals. We offer an end-to-end suite of solutions that provide the technology and data needed to support mortgage lending and servicing operations, meet regulatory and compliance requirements and mitigate risk.
These integrated solutions support origination, servicing, portfolio retention and default servicing. Our technology solutions include MSP, a leading mortgage processing software in the U.S. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes, as well as our data and analytics solutions, which provide proprietary data for the mortgage, real estate and capital markets industries. Our transaction services include our origination services, which support many aspects of the closing of mortgage loan transactions by national lenders and loan servicers, and our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans.
Information about Reporting Segments
We conduct our operations through two reporting segments, Technology, Data and Analytics and Transaction Services, which produced approximately 37% and 63%, respectively, of our revenues from continuing operations for the year ended December 31, 2012. In 2012, 2011 and 2010, all of our revenues were from sources within North America and U.S. territories.
As discussed in note 1 to our consolidated financial statements included in Part II, in connection with organizational realignments implemented during the first quarter of 2012, the composition of our reporting units has changed. Prior year information was reclassified to conform to the current year's presentation.
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
Our principal technology solutions are software applications provided to mortgage lenders and other lending institutions, together with related support and services. Our technology solutions primarily consist of mortgage processing and workflow management software applications. The long term nature of most of our contracts in this business provides us with substantial recurring revenues. Our revenues from servicing technology are generally based on the number of active mortgages on our mortgage servicing platform in a given period. Our other technology solutions include our origination and default technology, from which we generally earn revenues on a per transaction basis. Our data and analytics offerings primarily consist of our alternative valuation services, real estate and mortgage data, modeling and forecasting and analytical tools. For 2012, the Technology, Data and Analytics segment generated $736.9 million, or approximately 37% of our consolidated revenues from continuing operations.
Technology.  The primary applications and services of our technology businesses include:

•
Servicing Technology.  Our mortgage servicing platform ("MSP") is a software as a service ("Saas") application that automates loan servicing, including loan setup and ongoing processing, customer service, accounting and reporting to the secondary mortgage market, and federal regulatory reporting. MSP serves as the core application through which our customers keep the primary records of their mortgage loans. Our capabilities on our MSP platform also include processing home equity loans.

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

•
Default Technology.  We have developed a web-based workflow information system, which we refer to as Desktop. The Desktop application can be used for managing and automating a wide range of different workflow processes. It can also be used to organize images of paper documents within a particular file, to capture information from imaged documents, to manage invoices and to provide multiple users access to key data needed for various types of monitoring and process management.

•
Origination Technology.  We offer various software applications and services that automate and facilitate the origination of mortgage loans in the U.S. For example, we offer three different loan origination platform solutions to serve the various operational and technology needs of mortgage lenders. While the three systems differ in the degree to which they are customizable, they all offer leading capabilities and integration with automated underwriting systems, servicing systems and third-party settlement service providers. We also offer RealEC, a collaborative vendor network for the mortgage industry. The RealEC network enables lenders and their business partners to electronically connect, collaborate and automate their business processes and to electronically order and route settlement services. Our Loan Quality Gateway is integrated with RealEC and helps lenders to meet loan quality requirements established by the government-sponsored enterprises and the Federal Housing Finance Agency.

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
Data and analytics.  In addition to our technology applications, this segment provides data and analytics solutions that are used in different steps in the life cycle of a mortgage. Our primary data and analytics services are:

•
Alternative valuation services.  We offer a broad range of property valuation services that allow our customers to match their risk of loss with alternative forms of property valuations, depending upon their needs and regulatory requirements. These include, among others, automated valuation models, collateral risk scores, appraisal review services and valuation reconciliation services. To deliver these services, we utilize artificial intelligence software, detailed real estate statistical analysis, and modified physical property inspections.

•
Data and information.  We acquire and aggregate real estate property and loan data on a national level and make such data available to our customers in a single database with a standard, normalized format. We also provide tax status data on properties and offer a number of value added services that enable our customers to utilize our data to assess and mitigate risk, determine property values, track market performance and generate leads.

The following table sets forth our revenues from continuing operations for the last three years from the technology, data and analytics segment (in thousands):

	2012	2011	2010
Technology	$677,900	$621,585	$600,542
Data and analytics	59,005	58,014	65,208
Total segment revenues	$736,905	$679,599	$665,750

Transaction Services
Our Transaction Services segment offers customized outsourced business process and information solutions. We work with our customers to set specific parameters regarding the services they require, and where practicable, provide a single point of contact with us for these services.
The Transaction Services segment consists of our origination services and our default services. Our origination services are provided to mortgage lenders to support many of the business processes necessary to originate a loan. Each of these services is provided through a centralized delivery channel in accordance with a lender’s specific requirements, regardless of the geographic location of the borrower or property. Our default services are provided to national lenders, loan servicers and other real estate professionals to enable them to better manage some or all of the business processes necessary to take a loan and the underlying property through the default, foreclosure and disposition process. Our revenues from our Transaction Services segment in 2012 were $1,262.8 million, or approximately 63% of our consolidated revenues from continuing operations.
Origination services.   The primary applications and services of our origination services businesses include:

•
Settlement and title agency services.  We offer centralized title agency and closing services to our customers. Our title agency services include conducting title searches and preparing an abstract of title, reviewing the status of title in a title commitment, resolving title exceptions, verifying the payment of existing loans or other encumbrances secured by a subject property, and either arranging for or issuing a title insurance policy from a title insurance underwriter. Our closing management services include assembling loan documents used in connection with a closing. We work with closing agents, notaries, and attorneys that are trained to close loans in accordance with lenders instructions. Due to the centralized nature of our title and closing operations, our settlement services are typically utilized in connection with refinancing transactions.

•
Appraisal services.  We operate an appraisal management company, which utilizes staff appraisers and independent appraisers to provide traditional property appraisals. Traditional property appraisal services involve labor intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods.

•
Other origination services.  We offer federal flood zone certifications in connection with the origination of new mortgage loans. We also offer monitoring services that will notify a lender of any change in flood zone status during the life of a loan.

Default services.   The primary applications and services of our default services include:

•
Foreclosure administrative services.  We offer lenders, servicers and their attorneys certain administrative and support services in connection with foreclosures they manage utilizing our default technology. We also offer posting and publication of foreclosure and auction notices, and conduct mandatory title searches, in each case as necessary to meet state statutory requirements for foreclosure.

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

•	Default title and settlement services. We offer a variety of title and settlement services relating to the lender’s ownership and eventual sale of REO properties.

•	Alternative property valuation services. We provide a range of default related valuation services that support loss mitigation and the foreclosure process.
The following table sets forth our revenues from continuing operations for the last three years from our origination and default services in this segment (in thousands):

	2012	2011	2010
Origination services	$625,482	$519,438	$605,636
Default services	637,256	790,467	932,994
Total segment revenues	$1,262,738	$1,309,905	$1,538,630

Corporate
In addition to our two reporting segments, the corporate segment consists primarily of general and administrative expenses that are not included in the other segments and legal and regulatory charges.
Customers
We have numerous customers in each category of service that we offer across the mortgage continuum. A significant focus of our marketing efforts is on the top U.S. mortgage originators and servicers, although we also provide our solutions to a number of other financial institutions, investors, attorneys, trustees and real estate professionals.
Our most significant customer relationships tend to be long-term in nature and we typically provide an extensive number of services to each customer. Because of the depth of these relationships, we derive a significant portion of our aggregate revenue from our largest customers. For example, in 2012, our largest customer, Wells Fargo Bank, N.A. (“Wells Fargo”), accounted for approximately 21.2% of our consolidated revenue and approximately 11.4% and 26.8% of the revenue from our Technology, Data and Analytics and Transaction Services segments, respectively. JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), our second largest customer, accounted for approximately 15.4% of our consolidated revenues and approximately 17.8% and 14.1% of the revenues of our Technology, Data and Analytics and Transaction Services segments, respectively. During 2012, our five largest customers accounted for approximately 53.0% of our consolidated revenues and approximately 41.6% and 59.5% of the revenue of our Technology, Data and Analytics and Transaction Services segments, respectively. However, the revenues in each case are spread across a range of services, and are subject to multiple separate contracts. Although the diversity of the services we provide to each of these customers reduces the risk that we would lose all of the revenues associated with any of these customers, a significant deterioration in our relationships with or the loss of any one or more of these customers could have a significant impact on our results of operations. See “Risk Factors — Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.”
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
The broad range of services we offer provides us with the opportunity to expand our sales to our existing customer base through cross-selling efforts. We have established a core team of senior managers to lead account management and cross-selling of the full range of our services to existing and potential customers at the top U.S. mortgage originators and servicers, as well as a number of other financial institutions, investors and real estate professionals. The individuals who participate in this effort spend a significant amount of their time on sales and marketing efforts.
We engage in strategic account reviews, during which our executives share their knowledge of clients and the market in order to determine the best sales approach on a client-by-client basis. As a result, we have created an effective cross-sell culture within our organization.
Patents, Trademarks and Other Intellectual Property
We rely on a combination of contractual restrictions, internal security practices, and copyright and trade secret laws to establish and protect our software, technology, data and expertise. Further, we have developed a number of brands that have accumulated goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights.

Competition
A number of the businesses in which we engage are highly competitive. Competitive factors in processing businesses include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and pricing. We believe that our integrated technology and economies of scale in the mortgage processing business provide us with a competitive advantage in each of these categories.
With respect to our mortgage servicing platform, we compete with our customers’ internal technology departments and other providers of similar systems. MSP is a leading mortgage processing software in the U.S.
In our Data and Analytics businesses, we primarily compete with CoreLogic, Inc., Verisk, DataQuick, in-house capabilities and certain niche providers.
For the businesses that comprise our Transaction Services segment, key competitive factors include quality of the service, convenience, speed of delivery, customer service and price. Our title and closing services businesses principally compete with large national title insurance underwriters. Our appraisal services businesses principally compete with First American Corporation, Fidelity National Financial, Inc. and small independent appraisal providers, as well as our customers’ in-house appraisers. Our default services businesses principally compete with in-house services performed directly by our customers and, other third party vendors that offer similar applications and services. Based in part on the range and quality of default services we offer and our focus on technology and customer service, we believe we are one of the largest mortgage default services providers in the U.S.
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
The title agency and related services we provide are conducted through an affiliated group of underwritten title agencies. Our underwritten title agencies are generally required by various state laws to maintain specified levels of net worth and working capital, and are also required to obtain and maintain a license in each state in which they operate. The title agencies are also subject to regulation by the insurance or banking regulators in many jurisdictions. These regulators generally require, among other items, that our agents and certain employees maintain state licenses as well, and be appointed by a title insurer. We also own a title insurer, National Title Insurance of New York, Inc., ("NTNY") which issues policies generated by our agency operations. NTNY is domiciled in New York and is therefore subject to regulation by the insurance regulatory authorities of that state. Among other things, insurance laws require that (1) certain amounts of premiums earned by NTNY be set aside as reserves, (2) only limited, defined amounts of any earnings of NTNY are available as potential dividends, and (3) no one person may acquire 10% or more of NTNY's common stock without the approval of the New York insurance regulators.
The current environment and troubled housing market have resulted in increased scrutiny of all parties involved in the mortgage industry by governmental authorities with the most recent focus being on those involved in the foreclosure process. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, including an increased legislative and regulatory focus on consumer protection practices. The Dodd-Frank Act is one example of such legislation. It is too early to predict the final form that regulations or other rule-makings to implement the various requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Employees
As of December 31, 2012, we had approximately 7,800 employees, of which approximately 200 were employed in India. None of our workforce currently is unionized. We have not experienced any work stoppages, and we consider our relations with employees to be good.
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

Due to the centralized nature of our origination services title and closing operations, our origination services are typically utilized in connection with refinancing transactions. The Mortgage Bankers Association ("MBA") estimates that the level of U.S. mortgage originations, by dollar volume, was $1.7 trillion, $1.4 trillion and $1.6 trillion in 2012, 2011 and 2010, respectively, with refinancing transactions comprising approximately 70%, 65% and 70%, respectively, of the total market in those years. The substantial refinancing activity in the last few years has been driven by a historically low interest rate environment, as well as various governmental programs aimed at providing refinancing opportunities to borrowers who may not otherwise have been able to qualify to refinance their loans. In 2013, the MBA projects that mortgage originations will decrease to $1.4 trillion, with refinancing volumes representing less than 60% of total volume, with a decrease in dollar terms from 2012 of approximately 34%. Actual mortgage origination levels have varied significantly from MBA projections in prior years. As such, in our planning process, we also consider other sources in our origination services revenue projections, which project declines in refinancing originations in 2013 ranging from 2% to 31% as compared to 2012. We believe the decrease in refinancing projections for 2013 is due to, among other things, current real estate prices, the potential for rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In the event of an increase in interest rates or any other factor that would likely lead to a decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations would be adversely affected. Further, in the event that adverse economic conditions or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans outstanding, our revenues from servicing technology could be adversely affected.
In contrast, a weaker economy and housing market tend to increase the volume of consumer mortgage defaults, which can favorably affect our default services operations, in which we service residential mortgage loans in default. It can also increase revenues from our Desktop solution, which is primarily used in connection with default management. As a result, our default services have historically provided a natural hedge against the volatility of the real estate origination business and its resulting impact on our origination services. However, various pieces of government legislation aimed at mitigating the current downturn in the housing market and lenders’ efforts to comply with the requirements of that legislation and the requirements of consent orders entered into by a number of large lenders during 2011 have delayed foreclosure starts and slowed the pace at which foreclosures are processed, which has adversely affected the results of our default services operations. See “Risk Factors—Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us.” We continue to believe the size of the default services market should be significant in future years due to the substantial inventory of delinquent loans and loans in foreclosure, which should have a positive effect on our default revenues and the revenues from our Desktop solution. However, it is difficult to predict when or the speed at which these loans will make their way through the foreclosure process. If the foreclosure process continues to experience significant delays, our results of operations could be adversely affected.
Our results of operations may be affected by the nature of our relationships with our largest customers or by our customers’ relationships with the government-sponsored enterprises.
We operate in a consolidated industry and as a result, a small number of customers have accounted for a significant portion of our revenues. We expect that a limited number of customers will continue to represent a significant portion of our revenues for the foreseeable future. In 2012, our largest customer, Wells Fargo, accounted for approximately 21.2% of our consolidated revenue, and our second largest customer, JPMorgan Chase, accounted for approximately 15.4% of our consolidated revenue. Wells Fargo accounted for approximately 11.4% of the revenue from our Technology, Data and Analytics segment and approximately 26.8% of the revenue from our Transaction Services segment in 2012, and JPMorgan Chase accounted for approximately 17.8% of the revenue from our Technology, Data and Analytics segment and approximately 14.1% of the revenue from our Transaction Services segment in 2012. Our five largest customers accounted for approximately 53.0% of our consolidated revenue and approximately 41.6% and 59.5% of the revenue of our Technology, Data and Analytics and Transaction Services segments, respectively. See “Business — Customers.” The revenues of our five largest customers are spread across a range of services, and we protect ourselves by utilizing separate contracts for different services. However, our relationships with these and other large customers are important to our future operating results, and deterioration in any of those relationships could significantly reduce our revenues. In addition, by virtue of their significant relationships with us, these customers may be able to exert pressure on us with respect to the pricing of our services.
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
Participants in the mortgage industry are under intense scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us.
Since the beginning of the housing crisis, the mortgage industry has been under intense scrutiny by governmental authorities, judges and the news media, among others. This scrutiny has included federal and state governmental review of all aspects of the mortgage lending business, and several actions to aid the housing market and the economy in general, and to implement more rigorous standards around mortgage servicing, with particular focus on loans that are in default.
Several pieces of legislation have been enacted to address the struggling mortgage market, including the Home Affordable Refinance Program (“HARP”), a program designed to assist homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that made it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to obtain refinancing. While the HARP program has increased volume through our centralized settlement services operations since its inception, we are uncertain as to what degree the modified HARP program may affect our results of operations in the future.
The Home Affordable Modification Program (“HAMP”) provides mortgage loan servicers with a set of standardized qualification guidelines for loan modifications aimed at reducing borrower monthly payments to affordable levels. Through December 2012, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.2 million loans currently eligible for HAMP, and offered 2.0 million trial modifications. Of those, approximately 1.1 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans and may continue to have a negative effect in the future as additional mortgages become eligible under the program's current criteria or if those criteria are broadened, the pace of modifications has slowed from 2010 indicating a lessened impact going forward. However, we cannot predict the ultimate impact that the government's initiatives under HAMP or other foreclosure relief and loan modification initiatives may have, or whether the government may take additional action to address the current housing market.
New national servicing standards have been implemented that, among other things, require very specific loan modification procedures are followed and offered to the borrower before any foreclosure proceeding can be implemented. These standards have further reduced the number of loans entering the foreclosure process and have negatively impacted our default services revenue and profit, and it is unclear when or if volume will increase in the future.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, these foreclosure trustees use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.
The current environment has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes new requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” As a result, we have experienced compression in our margins on our appraisal services because our customer contracts are at fixed prices, but the amount our appraisal management company must pay to the independent appraisers with whom it contracts has increased. It is difficult to predict the final form that regulations or other rule-makings to implement other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.
In reaction to slow growth in the economy, the Federal Reserve has kept interest rates at historical lows for the past few years. Our centralized settlement services business has benefited from this policy as many homeowners have taken advantage of the low interest rates to refinance their mortgage and reduce their interest costs. It is unclear whether the pool of homeowners who would qualify for and benefit from a refinancing in 2013 remains as large as in 2012. Further, if interest rates increase to more traditional levels it could have a material impact on the volume of loans being refinanced and therefore have a material impact on our centralized settlement services revenue and profits.
Additional state and federal government actions directed at housing and mortgage industry are likely to occur some of which could negatively impact our revenue and profits in the future.
We may incur additional costs and expenses due to investigations or other actions relating to default procedures.
As described in note 14 to our consolidated financial statements titled “Commitments and Contingencies,” we have incurred substantial costs associated with our recent settlement of a number of inquiries made by governmental agencies and claims made by civil litigants concerning various current and past business practices in our default operations, and we are continuing to litigate a complaint filed by the State of Nevada with respect to these matters. In addition, in April 2011, we entered into a consent order with various banking agencies pursuant to which we agreed, among other things, to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. Our accrual for legal and regulatory matters that are probable and estimable is $223.1 million as of December 31, 2012, and includes costs associated with recently settled matters, as well as estimated costs of settlement, damages and associated legal fees applicable to certain pending litigation and regulatory matters, and assumes no third party recoveries. There can be no assurance that we will not incur additional costs and expenses that would be material, including but not limited to fines or penalties and legal costs, or be subject to other remedies, as a result of regulatory, legislative or administrative investigations or actions relating to default procedures or civil litigation.
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
The markets for our services are intensely competitive. Our competitors vary in size and in the scope and breadth of the services they offer. We compete for existing and new customers against both third parties and the in-house capabilities of our customers. Some of our competitors have substantial resources. In addition, we expect that the markets in which we compete will continue to attract new competitors and new technologies. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not adversely affect our business, financial condition and results of operations.
Recently, several new entrants in the mortgage industry have been aggressively acquiring mortgage servicing rights from large national lenders. These new entrants primarily use affiliated service providers rather than third parties such as us. Although we believe we compete favorably against these affiliates, to the extent this trend continues it could adversely affect our results.
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
Goodwill was approximately $1,109.3 million, or approximately 45% of our total assets, as of December 31, 2012. Current accounting rules require that goodwill be assessed for impairment at least annually or whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows. Factors that may indicate the carrying value of our intangible assets, including goodwill, may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends.
The results of our 2012 annual assessment of the recoverability of goodwill indicated that the fair value of each of our reporting units was substantially in excess of their carrying value.  As of December 31, 2012, the fair value of our Data and Analytics reporting unit, which includes goodwill of $104.7 million, or approximately 9% of our consolidated goodwill balance, exceeded its carrying value by 16% and represented the reporting unit with the least amount of excess fair value. During 2012 and 2011, we made considerable investments in our Data and Analytics reporting unit that are expected to result in revenue growth and incremental profitability. The valuation model that is used to estimate the fair value of this reporting unit contemplates certain assumptions made by management about the timing and volume of incremental business resulting from our investments. If actual results are not consistent with our assumptions, we may be required to record goodwill impairment charges in the future.

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
We have approximately $1,068.1 million of total debt outstanding, consisting of (i) a senior secured credit agreement including a $400 million Revolving Credit Facility under which $398.1 million was available as of December 31, 2012 and a $535 million Term Loan A under which $468.1 million was outstanding at December 31, 2012, and (ii) $600 million of senior unsecured notes outstanding at December 31, 2012. We also have other contractual commitments and contingent obligations. See “Management’s discussion and analysis of results of operations and financial condition — Contractual obligations.”
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

•
approximately $143.1 million of the debt currently bears interest at a floating rate, which exposes us to the risk of increased interest rates (for example, a one percent increase in interest rates would result in a $1.0 million increase in our annual interest expense for every $100 million of floating rate debt we incur, which may make it more difficult for us to service our debt);

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
Our corporate headquarters are located in Jacksonville, Florida, in an owned facility. FIS occupies and pays us rent for 136,183 square feet in this facility. We also own one facility in Sharon, Pennsylvania. We lease office space throughout the United States as follows:

State	Number of Locations
California	9
Texas	8
Florida	7
Pennsylvania	5
Colorado	4
Arizona	2
Minnesota	2
Nevada	2
Other states (1)	12
_______________________________________

(1)	Represents one location in each of 12 states.
We also lease office space in India. We entered into this lease during 2012 in connection with the Company's acquisition of LendingSpace.
We believe our properties are adequate for our business as presently conducted.

Item 3.	Legal Proceedings.

Litigation Matters

See note 14 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 3.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange under the ticker symbol “LPS.” As of January 31, 2013, there were approximately 7,700 registered holders of our common stock. The table set forth below provides the high and low sales prices of our common stock and the cash dividends declared per share of common stock during the periods indicated.

	High	Low	Dividend
2012
First Quarter	$26.05	$14.16	$0.10
Second Quarter	$27.15	$21.14	$0.10
Third Quarter	$29.96	$23.45	$0.10
Fourth Quarter	$30.88	$21.68	$0.10

	High	Low	Dividend
2011
First Quarter	$34.88	$28.77	$0.10
Second Quarter	$32.79	$19.55	$0.10
Third Quarter	$21.64	$13.69	$0.10
Fourth Quarter	$20.06	$12.91	$0.10
We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of our Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by the terms of our debt agreements. A regular quarterly dividend of $0.10 per common share is payable on March 21, 2013 to stockholders of record as of the close of business on March 7, 2013.
The following table provides information as of December 31, 2012, about our common stock which may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options,Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	7,162,234	$28.80	6,015,812
Equity compensation plans not approved by security holders	—	—	—
Total	7,162,234		6,015,812

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, which has expired as of December 31, 2012. Subsequently, on February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014.

Stock Performance Graph
This graph depicts the Company’s cumulative total shareholder returns relative to the performance of the Standard & Poor’s Midcap 400 Index and the Standard & Poor’s 1500 Data Processing & Outsourced Services Index for the period commencing on July 3, 2008, the first trading day of the Company’s stock, and ending on December 31, 2012, the last trading day of fiscal year 2012. The graph assumes $100 invested at the closing price of the Company’s common stock on the New York Stock Exchange on July 3, 2008 and each index on June 30, 2008, and assumes that all dividends were reinvested on the date paid.

	2008			2009				2010				2011				2012
	7/3	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Lender Processing Services, Inc.	100.0	97.8	94.7	98.9	90.0	124.0	132.4	123.3	102.5	109.2	97.3	106.5	69.4	45.7	50.6	87.7	85.6	84.8	84.0
Standard & Poor’s Midcap 400	100.0	89.1	66.4	60.6	72.0	86.4	91.2	99.5	89.9	101.7	115.5	126.3	125.3	100.4	113.5	128.8	122.4	129.1	133.7
Standard & Poor’s 1500 Data Processing & Outsourced Services Index	100.0	89.3	72.6	73.1	78.8	91.4	103.6	104.0	87.2	95.7	98.7	111.5	116.6	107.1	124.5	140.5	142.0	151.3	159.6

Item 6.	Selected Financial Data.
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
The consolidated statement of earnings data for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 and the consolidated balance sheet data as of December 31, 2012 and December 31, 2011 are derived from our audited financial statements included in this report. The combined statement of earnings data for the year ended December 31, 2008, the consolidated statement of earnings for the year ended December 31, 2009, and consolidated balance sheet data as of December 31, 2010, December 31, 2009 and December 31, 2008 are derived from our audited financial statements not included in this report.

	Year Ended December 31,
Statement of Earnings Data:	2012	2011	2010	2009	2008 (1)
	(In thousands, except per share amounts)
Revenues	$1,997,651	$1,983,433	$2,196,551	$2,094,830	$1,613,401
Net earnings from continuing operations	$79,437	$135,244	$305,054	$280,392	$234,469
Net earnings	$70,359	$96,543	$302,344	$275,729	$230,888
Net earnings per share — basic from continuing operations	$0.94	$1.58	$3.28	$2.93	$2.46
Weighted average shares — basic	84,647	85,554	93,095	95,632	95,353
Net earnings per share — diluted from continuing operations	$0.93	$1.58	$3.26	$2.92	$2.45
Weighted average shares — diluted	84,857	85,685	93,559	96,152	95,754
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

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash and cash equivalents	$236,241	$77,355	$52,287	$70,528	$125,966
Total assets	$2,445,834	$2,245,415	$2,251,843	$2,197,304	$2,103,633
Long-term debt	$1,068,125	$1,149,160	$1,249,401	$1,289,350	$1,547,451
Cash dividends per share	$0.40	$0.40	$0.40	$0.40	$0.20

Selected Quarterly Financial Data (Unaudited):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2012
Revenues	$485,794	$513,377	$497,451	$501,029
Net earnings (loss) from continuing operations (1)	48,491	(35,114)	60,332	5,728
Net earnings (loss) (1)	47,121	(37,880)	58,304	2,814
2011
Revenues	$506,635	$470,453	$494,312	$512,033
Net earnings from continuing operations (2)	57,165	40,233	43,387	(5,541)
Net earnings (2)	55,929	21,365	40,450	(21,201)
____________________________

(1)
During the second and fourth quarters of fiscal year 2012, the Company's net earnings (loss) and net earnings (loss) from continuing operations were adversely impacted by an addition to the legal and regulatory accrual of $144.5 million and $47.9 million, respectively, as discussed in note 14 to the consolidated financial statements.

(2)
During the fourth quarter of fiscal year 2011, the Company's net earnings and net earnings from continuing operations were adversely impacted by a legal and regulatory accrual of $78.5 million, as discussed in note 14 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Item 8: Financial Statements and Supplementary Data and the Notes thereto included elsewhere in this report.
Overview
We are a provider of integrated technology, data and services to the mortgage lending industry, with a market leading position in mortgage processing in the United States (the "U.S."). We deliver comprehensive technology solutions and services, as well as data and analytics, to many of the top U.S. mortgage originators and servicers, as well as a number of other financial institutions, investors, and other real estate professionals. We offer an end-to-end suite of solutions that provide the technology and data needed to support mortgage lending and servicing operations, meet regulatory and compliance requirements and mitigate risk.
These integrated solutions support origination, servicing, portfolio retention and default servicing. Our technology solutions include MSP, a leading mortgage processing software in the U.S. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes, as well as our data and analytics solutions, which provide proprietary data for the mortgage, real estate and capital markets industries. Our transaction services include our origination services, which support many aspects of the closing of mortgage loan transactions by national lenders and loan servicers, and our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans.

Our Technology, Data and Analytics segment principally includes:

•	Servicing Technology. Our mortgage servicing technology, which we conduct using our mortgage servicing platform and our team of experienced support personnel;

•
Default Technology. Our Desktop application, a web-based workflow information system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

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

Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional property appraisals provided through our appraisal management company; and

•	flood zone determination services, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	foreclosure administrative services, including administrative services and support provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services designed to preserve the value of properties securing defaulted loans; and

•	alternative property valuation services, which provide a range of default related valuation services supporting the foreclosure process.

General and administrative expenses that are not included in our operating segments are included in Corporate and Other.

Recent Trends and Developments
Revenues in our origination businesses and certain of our data businesses are closely related to the level of residential real estate activity in the U.S., which includes sales, mortgage financing and mortgage refinancing. The level of real estate activity is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. Several pieces of legislation have been enacted to address the struggling mortgage market, including the Home Affordable Refinance Program (the “HARP”), a program designed to assist homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. On October 24, 2011, the Federal Housing Finance Agency announced a series of changes to HARP that made it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to obtain refinancing. While the HARP program has increased volume through our centralized origination services since its inception, we are uncertain as to what degree the modified HARP program may affect our results of operations in the future.

Due to the centralized nature of our origination services title and closing operations, our origination services are typically utilized in connection with refinancing transactions. The Mortgage Bankers Association ("MBA") estimates that the level of U.S. mortgage originations, by dollar volume, was $1.7 trillion, $1.4 trillion and $1.6 trillion in 2012, 2011 and 2010, respectively, with refinancing transactions comprising approximately 70%, 65% and 70%, respectively, of the total market in those years. The substantial refinancing activity in the last few years has been driven by a historically low interest rate environment, as well as various governmental programs aimed at providing refinancing opportunities to borrowers who may not otherwise have been able to qualify to refinance their loans. In 2013, the MBA projects that mortgage originations will decrease to $1.4 trillion, with refinancing volumes representing less than 60% of total volume, with a decrease in dollar terms from 2012 of approximately 34%. Actual mortgage origination levels have varied significantly from MBA projections in prior years. As such, in our planning process, we also consider other sources in our origination services revenue projections, which project declines in refinancing originations in 2013 ranging from 2% to 31% as compared to 2012. We believe the decrease in refinancing projections for 2013 is due to, among other things, current real estate prices, the potential for rising interest rates and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In the event of an increase in interest rates or any other factor that would likely lead to a decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations would be adversely affected. Further, in the event that adverse economic conditions or other factors lead to a decline in levels of home ownership and a reduction in the aggregate number of U.S. mortgage loans outstanding, our revenues from servicing technology could be adversely affected.

Our various businesses are impacted differently by the level of mortgage originations and refinancing transactions. For instance, while our origination services and some of our data businesses are directly affected by the volume of real estate transactions and mortgage originations, our mortgage processing business is generally less affected because it earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the impact of those events with increased market share or higher fees, our mortgage processing revenues could be adversely affected.

In contrast, we believe that a weaker economy tends to increase the volume of consumer mortgage defaults, which can favorably affect our default services operations in which we service residential mortgage loans in default. These factors can also increase revenues from our Desktop solution, as the Desktop application, at present, is primarily used in connection with default management. However, in addition to providing refinancing opportunities for underwater borrowers through HARP, the federal government also implemented the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. HAMP has been extended through December 31, 2013, and in 2012 the federal government relaxed certain eligibility requirements for the program and increased the financial incentives for banks to participate in it.

Through December 2012, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.2 million loans currently eligible for HAMP, and offered 2.0 million trial modifications. Of those, approximately 1.1 million became permanent. While we believe that HAMP has had an adverse effect on the processing of delinquent loans (and may continue to have a negative effect in the future as additional mortgages become eligible under the program), the pace of modifications has slowed and we believe HAMP will have a lessened impact going forward.

Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due in part to a prolonged period of elevated delinquency rates coupled with a slowdown in the processing of foreclosures as lenders focused their resources on trying to make modifications under HAMP and on trying to confirm the compliance of their foreclosure procedures with applicable laws. In addition, following reviews conducted by federal banking regulatory agencies during late 2010 and early 2011 of their default and foreclosure processes, in April 2011, the 14 largest banks and certain of their third party service providers, including us, entered into consent orders with certain federal banking agencies. These consent orders further slowed the pace of foreclosures in 2011 and 2012 as the banks and their third party providers tried to work through the requirements of the respective consent orders. In January 2013, ten of those banks entered into an $8.5 billion settlement with banking regulators to conclude their independent foreclosure reviews under the consent orders. Additionally, five of the largest banks were able to reach a $25 billion settlement during February of 2012 related to federal and state investigations into their foreclosure practices. We cannot predict whether these settlements may result in more normalized foreclosure timelines in the future or whether any additional legislative or regulatory changes will be implemented as a result of the findings of the banking agencies. Moreover, we cannot predict whether the U.S. federal government may take additional action to increase the success of HAMP or to otherwise address the current housing market and economic uncertainty. Any such actions could cause a continuation of or further slow the current level of foreclosure volumes and adversely affect our future results.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, these foreclosure trustees use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.

The current environment has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” The Dodd-Frank Act also called for the establishment of the Consumer Finance Protection Bureau (the "CFPB"), a new federal regulatory agency responsible for regulating consumer protection within the U.S. It is difficult to predict the form that new rules or regulations implemented by the CFPB or other regulations implemented under other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or whether those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

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
Revenue Recognition
We recognize revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Recording revenues requires judgment, including determining whether an arrangement includes multiple elements, whether any of the elements are essential to the functionality of any other elements, and the allocation of the consideration based on each element's relative selling price. Customers receive certain contract elements over time and changes to the elements in an arrangement, or in our determination of the relative selling price for these elements, could materially impact the amount of earned and unearned revenue reflected in our financial statements.
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

If the deliverables under a contract are software related, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. This determination, as well as management’s ability to establish vendor specific objective evidence (“VSOE”) for the individual deliverables, can impact both the amount and the timing of revenue recognition under these agreements. The inability to establish VSOE for each contract deliverable results in having to record deferred revenues and/or applying the residual method. For arrangements where we determine VSOE for software maintenance using a stated renewal rate within the contract, we use judgment to determine whether the renewal rate represents fair value for that element as if it had been sold on a stand-alone basis. For a small percentage of revenues, we use contract accounting when the arrangement with the customer includes significant customization, modification, or production of software. For elements accounted for under contract accounting, revenue is recognized using the percentage-of-completion method since reasonably dependable estimates of revenues and contract hours applicable to various elements of a contract can be made.
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

Accounts Receivable and the Allowance for Doubtful Accounts
The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectible as of the consolidated balance sheet dates. Our allowance for doubtful accounts has increased to $45.5 million for the year ended December 31, 2012, as compared to $36.0 million for the year ended December 31, 2011. As our businesses are subject to varying regulatory environments, as described below, we must use significant assumptions and judgment when analyzing our accounts receivable and adjusting our allowance for doubtful accounts.
As discussed in Item 1a, “Risk Factors — Participants in the mortgage industry are under increased scrutiny, and efforts by the government to reform the mortgage industry or address the troubled mortgage market and the current economic environment could affect us”, the slowdown in the processing of foreclosures has adversely impacted a number of service providers in our default services businesses. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, the servicers direct these foreclosure trustees to use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed. As foreclosure timelines have continued to extend for longer periods, we have become uncertain of the trustees’ ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in certain accounts receivable becoming uncollectable.

Goodwill and Other Intangible Assets
We have significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill).
As of December 31, 2012 and 2011, goodwill was $1,109.3 million and $1,132.8 million, respectively. Goodwill is not amortized, but is tested for impairment annually or more frequently if circumstances indicate potential impairment. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.
The results of our 2012 annual assessment of the recoverability of goodwill indicated that the fair value of each of our reporting units was substantially in excess of their carrying value. As of December 31, 2012, the fair value of our Data and Analytics reporting unit, which includes goodwill of $104.7 million, or approximately 9% of our consolidated goodwill balance, exceeded its carrying value by 16% and represented the reporting unit with the least amount of excess fair value. During 2012 and 2011, we made considerable investments in our Data and Analytics reporting unit that are expected to result in revenue growth and incremental profitability. The valuation model that is used to estimate the fair value of this reporting unit contemplates certain assumptions made by management about the timing and volume of incremental business resulting from our investments. If actual results are not consistent with our assumptions, we may be required to record goodwill impairment charges in the future.
During the year ended December 31, 2012, management sold or disposed of certain business units within the Technology, Data and Analytics and Transaction Services segments. As a result of these disposals, we recorded a goodwill impairment of $2.3 million, which is included in the accompanying consolidated statement of earnings as part of loss from discontinued operations, net of tax.
As of December 31, 2012 and 2011, intangible assets, net of accumulated amortization, were $23.7 million and $39.1 million, respectively, which consists primarily of customer relationships, customer contracts, purchase data files and trademarks. Long-lived assets and intangible assets with definite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the recoverability of the carrying value of these assets. Customer relationships are amortized over their estimated useful lives using an accelerated method which takes into consideration expected customer attrition rates over a period of up to 10 years. All intangible assets that have been determined to have indefinite lives are not amortized, but are reviewed for impairment at least annually in accordance with ASC Topic 350, "Intangibles-Goodwill and Other" ("ASC 350"). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets other than goodwill require significant judgment and may affect the amount of future amortization of such intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from intangible assets. We have not historically experienced material changes in these estimates but could be subject to them in the future.
Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. As of December 31, 2012 and 2011, computer software, net of accumulated amortization, was $245.3 million and $228.9 million, respectively. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 to 10 years. Internally developed software costs are amortized using the straight-line method over the estimated useful life. Useful lives of computer software range from 3 to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC 350, Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers' salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset. There is an inherent uncertainty in determining the expected useful life of or cash flows to be generated from computer software. We have not historically experienced material changes in these estimates but could be subject to them in the future. For the year ended December 31, 2012, we recognized impairments on computer software of $0.6 million relating to certain operations that are classified within the accompanying consolidated statement of earnings as part of loss from discontinued operations, net of tax. For the year ended December 31, 2012 we also recorded $2.6 million of asset impairments in continuing operations related to computer software projects that are no longer recoverable, which are classified as exit costs, impairments and other charges in the accompanying consolidated statement of earnings.
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

Loss Contingencies
ASC Topic 450, Contingencies ("ASC 450") requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We accrue legal fees associated with litigation claims that are probable and can be reasonably estimated. Our accrual for legal and regulatory matters that are probable and reasonably estimable is $223.1 million as of December 31, 2012 and includes estimated future costs of settlement, damages and associated legal and professional fees.
Recent Accounting Pronouncements
Discussion of recent accounting pronouncements is included in note 2 of the notes to our consolidated financial statements.
Related Party Transactions

We did not have any related party transactions as of and during the year ended December 31, 2012.

Lee A. Kennedy has served as a director since our spin-off from FIS and as Chairman of the Board since March 2009. Mr. Kennedy served as Executive Chairman from September 15, 2009 until January 4, 2013. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Historically, Mr. Kennedy also served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were (and we continue to be) party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements is as follows:

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

We incurred approximately $0.2 million and $0.1 million in expenses during the years ended December 31, 2011 and 2010, respectively, related to the Ceridian related party agreements listed above, which are included in operating expenses within the accompanying consolidated statements of earnings.
In addition, Mr. Kennedy served as an executive and a director of FIS through February 28, 2010. Therefore, FIS was a related party of the Company for periods prior to that date. From the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS. FIS ceased to be a related party of the Company on February 28, 2010.
Agreements from which we incurred related party expense and/or revenues from FIS in 2010 include:

•
Agreements to provide administrative corporate support services to and from FIS. Prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we received from FIS, and we provided to FIS, certain transitional corporate support services. The pricing for all of these services was on an at-cost basis. These corporate services agreements had a term of two years following the spin-off.

•
Real estate management, real estate lease and equipment lease agreements.  In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to us, the Company entered into new leases with FIS, as a tenant.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FIS related to various licensing and cost sharing agreements.

Revenues generated from FIS under these agreements through February 28, 2010 were less than $10,000. Expense reimbursements paid to or received from FIS under these agreements through February 28, 2010 were less than $50,000.
We believe the amounts charged by Ceridian, and earned from or charged by FIS, under the above-described service arrangements were fair and reasonable.

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

As discussed in note 1 to our consolidated financial statements included in Part I, in connection with organizational realignments implemented during the first quarter of 2012, the composition of our reporting segments has changed. Prior year information was reclassified to conform to the current year's presentation. The following tables reflect certain amounts included in operating income and net earnings in our consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Consolidated Results of Operations

				As a % of Revenue(1)			Variance 2012 vs. 2011(1)(2)		Variance 2011 vs. 2010(1)(2)
Year Ended December 31,	2012	2011	2010	2012	2011	2010	$	%	$	%
	(In millions, except per share amounts)
Revenues	$1,997.7	$1,983.4	$2,196.6	100%	100%	100%	$14.3	1%	$(213.2)	(10)%
Expenses:
Operating Expenses	1,465.1	1,480.4	1,533.1	73%	75%	70%	15.3	1%	52.7	3%
Depreciation and amortization	96.7	88.9	87.4	5%	5%	4%	(7.8)	(9)%	(1.5)	(2)%
Legal and regulatory charges	192.4	78.5	—	10%	4%	—%	(113.9)	nm	(78.5)	nm
Exit costs, impairments and other charges	10.5	56.9	14.1	1%	3%	1%	46.4	nm	(42.8)	nm
Total expenses	1,764.8	1,704.7	1,634.5	88%	86%	74%	(60.1)	(4)%	(70.2)	(4)%
Operating income	232.9	278.7	562.1	12%	14%	26%	(45.8)	(16)%	(283.4)	(50)%
Operating margin	12%	14%	26%
Other income (expense)	(86.0)	(66.3)	(70.0)	4%	3%	3%	(19.7)	(30)%	3.7	5%
Earnings from continuing operations before income taxes	146.9	212.4	492.1	7%	11%	22%	(65.5)	(31)%	(279.7)	(57)%
Provision for income taxes	67.5	77.2	187.0	3%	4%	9%	9.7	13%	109.8	59%
Net earnings from continuing operations	79.4	135.2	305.1	4%	7%	14%	$(55.8)	(41)%	$(169.9)	(56)%
Loss from discontinued operations, net of tax	(9.1)	(38.7)	(2.7)
Net earnings	$70.3	$96.5	$302.3
Net earnings per share - diluted	$0.83	$1.13	$3.23
_______________________________________

(1)	Columns may not total due to rounding.

(2)	Certain percentages are not meaningful, indicated by "nm."

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011

Revenues
Revenues increased $14.3 million, or 1%, during 2012 when compared to 2011. This increase was primarily due to an 8% increase in our Technology, Data and Analytics segment as a result of growth in our technology operations which provide servicing, origination and default related technologies, partially offset by a 4% decrease in revenues in our Transaction Services segment, which was largely driven by a 19% decline in default services as a result of continued delays in the foreclosure process causing reduced volumes, and from an increase in the sales allowance reserve of $5.2 million during 2012 based on management's ongoing assessment of the impact of these delays on the realizability of our recorded revenues. The decrease in default services was largely offset by a 20% increase in origination services as a result of higher loan origination volumes due to the continued low interest rate environment, the impact of HARP II, and from market share gains.

Operating Expenses
Operating expenses decreased $15.3 million, or 1%, during 2012 when compared to 2011. Operating expenses as a percentage of revenues were 73% during 2012 and 75% during 2011. The factors contributing to this decrease include favorable revenue mix and related operating leverage in our higher margin origination services resulting from increased loan origination volumes, partially offset by near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.
Depreciation and Amortization
Depreciation and amortization increased $7.8 million, or 9%, during 2012 when compared to 2011. Depreciation and amortization as a percentage of revenues remained constant at 5% during 2012 and 2011.

Legal and Regulatory Charges

We recorded a $192.4 million increase to our legal and regulatory accrual during 2012, which was previously established in the fourth quarter of 2011. See note 14 to our consolidated financial statements included in Part II for a detailed description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

We recorded charges totaling $10.5 million and $56.9 million during 2012 and 2011, respectively, primarily related to severance charges resulting from various cost reduction initiatives and impairment charges related to the write-down of computer software projects.
Operating Income
Operating income decreased $45.8 million, or 16%, during 2012 when compared to 2011. Operating margin decreased to 12% during 2012 from 14% during 2011 as a result of the factors described above.
Other Income (Expense)
Other income (expense), which consists of interest income, interest expense and other items, increased $19.7 million, or 30%, during 2012 when compared to 2011. The increase during 2012 was primarily related to a $15.8 million call premium paid to retire our old senior notes in connection with our 2012 debt refinancing. During the years ended December 31, 2012 and 2011, interest expense was also impacted by the write-offs of debt issuance costs totaling $7.9 million and $8.0 million, respectively, related to the refinancings of our credit facilities.
Provision for Income Taxes
The provision for income taxes decreased $9.7 million, or 13%, in 2012 when compared to 2011. The effective tax rate increased to 46.0% in 2012 from 36.3% during 2011, primarily due to assumptions regarding the deductibility of the legal and regulatory accrual and a non-cash tax charge related to stock option forfeitures during 2012.

Loss from Discontinued Operations, net

During 2012 and 2011, management made the decision to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions, IRMS and certain operations previously included in our Real Estate group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to shut down our Asset Management Solutions business and sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which were previously included within the Transaction Services segment. As of December 31, 2012, all of these businesses have been sold or disposed of. Loss from discontinued operations, net of tax, decreased to $9.1 million in 2012 from $38.7 million in 2011 due to the disposal of certain loss generating businesses and from a decrease in impairments related to the net assets of the discontinued operations during 2012, partially offset by realized gains on disposal, net of tax, totaling $2.0 million. See note 10 to our consolidated financial statements included in Part II for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share — Diluted
Net earnings and net earnings per diluted share totaled $70.3 million and $0.83, respectively, during 2012 and $96.5 million and $1.13, respectively, during 2011. The decreases in 2012 were a result of the factors described above.

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010
Revenues
Revenues decreased $213.2 million, or 10%, during 2011 when compared to 2010. The decrease was driven by a slowdown in our Transaction Services segment partially offset by revenue growth in our Technology, Data and Analytics segment. In our Transaction Services segment, we experienced a year-over-year decline in revenue in origination services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default services due to lower foreclosure volumes resulting from continued delays due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. This decrease was partially offset by an increase in our Technology, Data and Analytics segment, primarily due to growth in servicing technology as a result of new client implementations onto our mortgage servicing platform in 2011 as well as higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and from growth in default technology from new client implementations onto our Desktop platform in 2011.

Operating Expenses
Operating expenses decreased $52.7 million, or 3%, during 2011 when compared to 2010. Operating expenses as a percentage of revenues were 75% during 2011 and 70% during 2010. The year-over-year increase in operating expenses as a percentage of revenues was attributable to investments in our data and analytics business within the Technology, Data and Analytics segment to support growth in our origination and default related operations, and from unfavorable revenue mix resulting from higher demand for lower margin services during 2011. In our Transaction Services segment, as a result of the reasons described above, we experienced a slowdown in our origination services and default services due to a decline in the volume of loan originations and foreclosure volumes, which reduced our operating leverage. The increase in operating expenses as a percentage of revenues was also impacted by an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million, based on favorable changes in our expected title losses.
Depreciation and Amortization
Depreciation and amortization increased $1.5 million, or 2%, during 2011 when compared to 2010. Depreciation and amortization as a percentage of revenues increased to 5% during 2011 from 4% during 2010 due to increased amortization resulting from increased investments in infrastructure and key technology platforms during 2011.

Legal and Regulatory Charges

We recorded a $78.5 million legal and regulatory accrual during the fourth quarter of 2011. See note 14 to our consolidated financial statements included in Part II for a detailed description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

We recorded charges totaling $56.9 million and $14.1 million during 2011 and 2010, respectively, primarily related to severance charges resulting from our various cost reduction initiatives and impairment charges related to the write-down of computer software projects.
Operating Income
Operating income decreased $283.4 million, or 50%, during 2011 when compared to 2010. Operating margin decreased to 14% during 2011 from 26% during 2010 as a result of the factors described above.

Other Income (Expense)
Other income (expense), which consists of interest income, interest expense and other items, decreased $3.7 million, or 5%, during 2011 when compared to 2010. The decrease during 2011 was primarily due to a reduction in interest expense, which totaled $67.6 million and $71.3 million during 2011 and 2010, respectively, resulting from lower interest rates and principal balances, which was partially offset by the write-off of $8.0 million of debt issuance costs related to the refinancing of our Credit Agreement in August of 2011.
Provision for Income Taxes
The provision for income taxes decreased $109.8 million, or 59% in 2011 as compared to 2010. The effective tax rate decreased to 36.3% in 2011 from 38.0% during 2010, primarily due to an increase in federal deductions and tax credits related to the development and licensing of our technology applications.

Loss from Discontinued Operations, net

During 2012 and 2011, management made the decision to sell or dispose of certain non-core or underperforming business units including Verification Bureau, SoftPro, Rising Tide Auction, True Automation, Aptitude Solutions, IRMS and certain operations previously included in our Real Estate group, all of which were previously included as part of the Technology, Data and Analytics segment. Management also made the decision to shut down our Asset Management Services division as well as sell our Tax Services business (other than our tax data services that provide lenders with information about the tax status of a property, which are now included in our Technology, Data and Analytics segment), which were previously included within the Transaction Services segment. As of December 31, 2012, all of these businesses have been sold or disposed of. Loss from discontinued operations, net of tax, was $38.7 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively. The increase in the loss from discontinued operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was predominately due to goodwill and other impairments of $55.0 million offset by an increase in the income tax benefit attributable to discontinued operations of $26.0 million during 2011. See note 10 to our consolidated financial statements included in Part II for a detailed description of our discontinued operations.
Net Earnings and Net Earnings Per Share — Diluted
Net earnings and net earnings per diluted share totaled $96.5 million and $1.13, respectively, during 2011 and $302.3 million and $3.23, respectively, during 2010. The decrease during 2011 was a result of the factors described above, offset by a reduction in the weighted average shares outstanding - diluted due to share repurchases made in connection with our authorized share repurchase program.

Segment Results of Operations — Technology, Data and Analytics

				As a % of Revenue(1)			Variance 2012 vs. 2011(1)(2)		Variance 2011 vs. 2010(1)(2)
Year Ended December 31,	2012(1)	2011(1)	2010(1)	2012	2011	2010	$	%	$	%
(In millions)
Revenues
Technology:
Servicing Technology	$446.0	$421.4	$405.6	61%	62%	61%	$24.6	6%	$15.8	4%
Default Technology	136.6	120.3	119.3	19%	18%	18%	16.3	14%	1.0	1%
Origination Technology	95.3	79.9	75.7	13%	12%	11%	15.4	19%	4.2	6%
Data and Analytics	59.0	58.0	65.2	8%	9%	10%	1.0	2%	(7.2)	(11)%
Total Revenues	736.9	679.6	665.8	100%	100%	100%	57.3	8%	13.8	2%
Expenses:
Operating expenses	440.7	388.8	355.4	60%	57%	53%	(51.9)	(13)%	(33.4)	(9)%
Depreciation and amortization	75.0	67.2	60.7	10%	10%	9%	(7.8)	(12)%	(6.5)	(11)%
Exit costs, impairments and other charges	2.8	16.9	—	1%	2%	—%	14.1	nm	(16.9)	nm
Total expenses	518.5	472.9	416.1	71%	69%	62%	(45.6)	(10)%	(56.8)	(14)%
Operating income	$218.4	$206.7	$249.7	30%	30%	38%	$11.7	6%	$(43.0)	(17)%
Operating margin	30%	30%	38%
_______________________________________

(1)	Columns may not total due to rounding.

(2)	Certain percentages are not meaningful, indicated by "nm."
Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011
Revenues
Revenues increased $57.3 million, or 8%, during 2012 when compared to 2011. The increase is primarily due to growth in servicing technology due to new client implementations onto our mortgage servicing platform in 2011 as well as higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and from growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.
Operating Expenses
Operating expenses increased $51.9 million, or 13%, during 2012 when compared to 2011. Operating expenses as a percentage of revenues increased to 60% during 2012 from 57% in 2011 primarily as a result of near-term investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.
Depreciation and Amortization
Depreciation and amortization increased $7.8 million, or 12%, during 2012 when compared to 2011. Depreciation and amortization as a percentage of revenues remained constant at 10% during the comparative periods.

Exit Costs, Impairments and Other Charges

We recorded charges totaling $2.8 million and $16.9 million during 2012 and 2011, respectively, primarily related to severance expense resulting from our various cost reduction initiatives and impairment charges related to the write-down of computer software projects.
Operating Income
Operating income increased $11.7 million, or 6%, during 2012 when compared to 2011. Operating margin remained constant at approximately 30% during the comparative periods.

Year Ended December 31, 2011 Compared With the Year Ended December 31, 2010

Revenues

Revenues increased $13.8 million, or 2%, during 2011 when compared to 2010. The increases were primarily due to growth in servicing technology as a result of new client implementations onto our mortgage servicing platform in 2011 as well as higher transactional fees, growth in origination technology due to higher refinancing activity which drives incremental transactional fees, and from growth in default technology from the annualization of new client implementations onto our Desktop platform in 2011.

Operating Expenses

Operating expenses increased $33.4 million, or 9%, during 2011 when compared to 2010. Operating expenses as a percentage of revenues increased to 57% during 2011 as compared to 53% during 2010 due to investments made in our data and analytics business supporting growth in origination and default related activities, as well as unfavorable revenue mix resulting from higher demand for lower margin services during 2011.

Depreciation and Amortization

Depreciation and amortization increased $6.5 million, or 11%, during 2011 when compared to 2010. Depreciation and amortization as a percentage of revenues increased to 10% during 2011 as compared to 9% during 2010 due to increased amortization resulting from increased investments in infrastructure and key technology platforms during 2011.

Exit Costs, Impairments and Other Charges

We recorded a $16.9 million charge during 2011 primarily related to severance charges resulting from our various cost reduction initiatives and impairment charges related to the write-down of computer software projects.

Operating Income

Operating income decreased $43.0 million, or 17%, during 2011 when compared to 2010. Operating margin decreased to 30% during 2011 as compared to 38% during 2010 due to the factors described above.

Segment Results of Operations — Transaction Services

				As a % of Revenue(1)			Variance 2012 vs. 2011(1)(2)		Variance 2011 vs. 2010(1)(2)
Year Ended December 31,	2012(1)	2011(1)	2010(1)	2012	2011	2010	$	%	$	%
(In millions)
Revenues
Origination Services	$625.5	$519.4	$605.6	50%	40%	39%	$106.1	20%	$(86.2)	(14)%
Default Services	637.3	790.5	933.0	50%	60%	61%	(153.2)	(19)%	(142.5)	(15)%
Total Revenues	1,262.8	1,309.9	1,538.6	100%	100%	100%	(47.1)	(4)%	(228.7)	(15)%
Expenses:
Operating expenses	983.0	1,032.5	1,154.0	78%	79%	75%	49.5	5%	121.5	11%
Depreciation and amortization	17.8	17.6	21.9	1%	1%	1%	(0.2)	(1)%	4.3	20%
Exit costs, impairments and other charges	1.5	3.8	9.8	—%	—%	1%	2.3	61%	6.0	61%
Total expenses	1,002.3	1,053.9	1,185.7	79%	80%	77%	51.6	5%	131.8	11%
Operating income	$260.4	$256.0	$352.9	21%	20%	23%	$4.4	2%	$(96.9)	(27)%
Operating margin	21%	20%	23%

_______________________________________

(1)	Columns may not total due to rounding.

(2)	Certain percentages are not meaningful, indicated by "nm."

Year Ended December 31, 2012 Compared With the Year Ended December 31, 2011
Revenues
Revenues decreased $47.1 million, or 4%, during 2012 when compared to 2011. The decrease was primarily driven by a 19% decline in our default services revenue resulting from continued delays in the foreclosure process causing reduced volumes. These ongoing delays were largely the result of continuing regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers. The decrease was also due to a $5.2 million increase to our sales allowance reserve recorded during 2012 based on management's ongoing assessment of the impact of continued delays in the foreclosure process on the on the realizability of our recorded revenues. These decreases were partially offset by a 20% increase in our origination services revenue as a result of higher origination volumes due to the continued low interest rate environment, the impact of HARP II and market share gains.
Operating Expenses
Operating expenses decreased $49.5 million, or 5%, during 2012 when compared to 2011. Operating expenses as a percentage of revenues decreased to 78% during 2012 from 79% during 2011. This decrease is primarily attributable to a favorable revenue mix and related operating leverage in our higher margin origination operations resulting from increased loan origination volumes.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1%, during 2012 when compared to 2011. As a percentage of revenues, depreciation and amortization remained constant at 1% during 2012 and 2011.
Exit Costs, Impairments and Other Charges
We recorded charges totaling $1.5 million and $3.8 million during the years ended December 31, 2012 and December 31, 2011, respectively, primarily related to severance benefits resulting from our various cost reduction programs.
Operating Income
Operating income increased $4.4 million, or 2%, during 2012 when compared to 2011. Operating margin increased to 21% during 2012 from 20% during 2011 as a result of the factors described above.

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010
Revenues
Revenues decreased $228.7 million, or 15%, during 2011 when compared to 2010. The decreases were primarily due to a slowdown in our origination services due to a decline in the volume of loan originations, primarily due to changes in underlying interest rates, as well as a decrease in our default services primarily due to lower foreclosure volumes resulting from continued delays due to increased regulatory scrutiny and monitoring, including consent orders entered into by a number of large servicers, judicial actions and voluntary delays by servicers.
Operating Expenses
Operating expenses decreased $121.5 million, or 11%, during 2011 when compared to 2010. Operating expenses as a percentage of revenues increased to 79% during 2011 from 75% during 2010 as a result of a slowdown in our origination services and default services due to a decline in the volume of loan originations and a decline in foreclosure volumes, which has reduced our operating leverage. The increase in operating expenses as a percentage of revenues during 2011 was also impacted by an adjustment made during the second quarter of 2010 to reduce loss reserves in our title operations by $8.2 million based on favorable changes in our expected title losses.
Depreciation and Amortization
Depreciation and amortization decreased $4.3 million, or 20%, during 2011 when compared to 2010. Depreciation and amortization as a percentage of revenues remained constant at 1% during 2011 and 2010.

Exit Costs, Impairments and Other Charges
We recorded charges totaling $3.8 million and $9.8 million during the years ended December 31, 2011 and December 31, 2010, respectively, primarily related to severance benefits resulting from our various cost reduction programs.
Operating Income
Operating income decreased 27% during 2011 when compared to 2010. Operating margin decreased to 20% during 2011 as compared to 23% during 2010 as a result of the factors described above.
Segment Results of Operations — Corporate and Other
The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments as well as legal and regulatory charges. Operating loss for this segment was $245.8 million, $184.0 million and $40.5 million during 2012, 2011 and 2010, respectively.
The increase in operating loss during 2012 as compared to 2011 was primarily due to the impact of recording a $192.4 million increase to our legal and regulatory accrual during 2012, which was previously established in the fourth quarter of 2011, offset by severance, restructuring and other charges of $36.2 million during 2011 as compared to $6.1 million during 2012.
The increase in operating loss during 2011 as compared to 2010 was primarily due to the addition of a legal contingency accrual of $78.5 million during the fourth quarter of 2011 as well as increased professional and legal fees relating to our compliance with the consent order and other ongoing litigation. We also recorded severance, restructuring and other charges of $36.2 million during 2011 as a result of cost reduction initiatives.

Liquidity and Capital Resources
Cash Requirements
Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.

At December 31, 2012, we had cash on hand of $236.2 million and debt of $1,068.1 million. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay scheduled principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of December 31, 2012, we also have remaining availability under our revolving credit facility of $398.1 million.

As described under "Recently Settled Matters," within note 14 to our consolidated financial statements, during the first quarter of 2013, the Company has entered into settlement agreements with respect to the state attorneys general of 45 states and the District of Columbia and the U.S. Attorney's office for the Middle District of Florida.  Management believes that cash on hand of $236.2 million combined with the capacity on the revolving credit facility of $398.1 million will provide adequate liquidity to pay these settlements, as well as others, as they come due.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of our Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. On February 7, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable on March 21, 2013 to stockholders of record as of the close of business on March 7, 2013. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our common stock and the making of select acquisitions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. This authorization replaced the previous authorization and subsumed all amounts remaining available thereunder. During the year ended December 31, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. During 2012, we did not repurchase any shares of stock or senior notes, and our repurchase authorization expired on December 31, 2012. Subsequently, on February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014.
Operating Activities
Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $434.5 million, $477.9 million and $448.7 million during 2012, 2011 and 2010, respectively. The decline in cash provided by operating activities during 2012 when compared to 2011 was primarily related to an increase in cash paid for taxes, an increase in interest primarily related to a $15.8 million call premium on our 2016 Notes, as well as a decrease in working capital contributions mainly from lower accounts receivable collections from Default Services, which carries a higher “days sales outstanding” ratio due to the lag between revenue recognition and collection.
The increase in cash provided by operating activities during 2011 when compared to 2010 was primarily related to working capital improvements from accounts receivable collections.
Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $146.3 million, $155.7 million and $152.4 million during 2012, 2011 and 2010, respectively. The decrease in cash used in investing activities during 2012 as compared to 2011 was primarily due to the net impact of our disposition activities, as we have disposed of Tax Services, SoftPro, True Automation, Aptitude Solutions and IRMS business units during 2012 for net cash proceeds of $42.6 million. This cash inflow was partially offset by a $20.8 million increase in the acquisition of title plants and property records data and an $8.4 million increase in capital expenditures.

The increase in cash used in investing activities during 2011 when compared to 2010 was primarily related to a $19.5 million increase in investments in title plants and property records data, partially offset by lower capital expenditures and acquisitions.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $113.3 million, $104.9 million and $108.3 million on capital expenditures during 2012, 2011 and 2010, respectively.
We acquired LendingSpace in 2012, PCLender.com, Inc. in 2011, and True Automation, Inc. during 2010. We spent (net of cash acquired) approximately $12.3 million, $9.8 million and $18.8 million on these acquisitions during 2012, 2011 and 2010, respectively.
Financing Activities
Financing cash flows consist primarily of our borrowings, related debt issuance costs and service payments, proceeds from the sale of shares through our employee equity incentive plans, repurchase of treasury shares, and payment of dividends to stockholders.
Cash used in financing activities was approximately $129.2 million, $297.1 million and $314.5 million during 2012, 2011 and 2010, respectively. The decrease in cash used in financing activities during 2012 when compared to 2011 was primarily due to treasury stock repurchases of $136.9 million made in 2011 as well as a decrease in our net debt service payments, including debt issuance costs paid, of approximately $30.6 million during 2012 as compared to 2011.
The decrease in cash used in financing activities during 2011 when compared to 2010 was primarily related to a decrease in the level of treasury stock repurchases from $246.5 million in 2010 to $136.9 million in 2011, offset by an increase in net debt service payments, totaling $95.2 million in 2011 as compared to a total of $40.1 million during 2010.

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement. On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013. In connection with the amendment, during the three months ended December 31, 2012, we paid fees of $1.4 million, of which we expensed $0.6 million and capitalized $0.8 million.

     The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million. It also included a Term B Loan with a maturity date of August 14, 2018 in an initial aggregate principal amount of $250 million. However, on October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage to be determined in accordance with a leverage ratio-based pricing grid. As of December 31, 2012, we were paying an annual margin on the Term Loan A of 2.5%.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of the Term A Loan in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term A Loan shall be repaid at the respective maturity dates. As of December 31, 2012, we have prepaid approximately $33.4 million on the Term Loan A.

In addition to scheduled principal payments, the Term A Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the 2011 Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

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

Old Senior Notes

On July 2, 2008, we issued senior notes (the “2016 Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at December 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee. Subsequently, in October and November 2012, we used a portion of the proceeds from the 2023 Notes described below to accept for payment approximately $362.0 million aggregate principal amount of the 2016 Notes that were tendered in the tender offer described below.

Refinancing Transactions

On September 27, 2012, the Company announced its plans to offer $600 million in aggregate principal amount of Senior Notes and commenced a tender offer and consent solicitation for all of the 2016 Notes. On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. A portion of the net proceeds of the Offering, along with cash on hand, was used to purchase approximately $286.4 million aggregate principal amount of the 2016 Notes accepted for payment and settlement in the tender offer, to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions. The remaining proceeds were used to redeem any remaining 2016 Notes that were not tendered in the tender offer.
As part of the tender offer, the Company solicited consents from the holders of the 2016 Notes for certain proposed amendments that would eliminate or modify certain covenants and events of default as well as other provisions contained in the Indenture. Adoption of the proposed amendments required consents from holders of at least a majority in aggregate principal amount outstanding of the 2016 Notes. On October 12, 2012, the Company announced that it had received the requisite consents to execute a supplemental indenture to implement the proposed amendments to the Indenture, and delivered notice that it had called for redemption all 2016 Notes that remain outstanding following completion of the tender offer at a price equal to 104.06% of their face amount, plus accrued and unpaid interest to, but not including, the date of redemption. Payment for the redemption of the remaining 2016 Notes was made on November 13, 2012 (with interest accruing on the 2016 Notes to November 11, 2012).
The 2023 Notes were issued pursuant to an Indenture dated as of October 12, 2012, among the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee (the "2012 Indenture"). At any time and from time to time, prior to October 15, 2015, we may redeem up to a maximum of 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, the Company may redeem some or all of the 2023 Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, we may redeem some or all of the 2023 Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, we are required to offer to purchase all outstanding 2023 Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
The 2012 Indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

The 2012 Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for 2023 Notes tendered as required by the 2012 Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the 2023 Notes then outstanding may accelerate the 2023 Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the 2023 Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
In connection with these refinancing transactions, we paid fees of $25.7 million, including a call premium on our 2016 Notes of approximately $15.8 million. Of the $25.7 million of total fees paid, we capitalized approximately $9.7 million and expensed $16.0 million. We also recorded a write-off of the remaining debt issuance costs on our 2016 Notes of $1.5 million and on our Term B Loan of $6.4 million.

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at December 31, 2012 is estimated to be approximately 102% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

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
Contractual Obligations
Our long-term contractual obligations generally include our debt, data processing and maintenance commitments and operating lease payments on certain of our property and equipment and deferred compensation obligations. As of December 31, 2012, our required annual payments relating to these contractual obligations were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$—	$60,187	$80,250	$327,688	$—	$600,000	$1,068,125
Interest on long-term debt (1)	50,336	50,078	49,215	43,285	34,500	207,000	434,414
Data processing and maintenance commitments	31,297	35,218	14,248	429	—	—	81,192
Operating lease payments	19,923	12,021	7,751	3,009	2,634	4,983	50,321
Deferred compensation (2)	—	—	—	—	—	21,407	21,407
Total	$101,556	$157,504	$151,464	$374,411	$37,134	$833,390	$1,655,459
_______________________________________

(1)	Used December 31, 2012 3 month LIBOR forward curve for future interest obligations on long-term debt.

(2)	Deferred compensation is presented as payable after 2017 because of the uncertain timing of the payables.

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

Escrow Arrangements
In conducting our title agency, closing and tax services, we routinely hold customers’ assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2012, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $426.9 million.

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
We are a highly leveraged company, with approximately $1,068.1 million in long-term debt outstanding as of December 31, 2012. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of December 31, 2012, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a one percent increase in the LIBOR rate would increase our annual interest expense by approximately $1.5 million.

Item 8.	Financial Statements and Supplementary Data
LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited Lender Processing Services, Inc.'s and subsidiaries' (the Company's) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Lender Processing Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

February 25, 2013
Jacksonville, Florida
Certified Public Accountants

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lender Processing Services, Inc.:

We have audited the accompanying consolidated balance sheets of Lender Processing Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lender Processing Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lender Processing Services, Inc.'s and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

February 25, 2013
Jacksonville, Florida
Certified Public Accountants

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,241	$77,355
Trade receivables, net	274,783	345,048
Other receivables	3,800	1,423
Prepaid expenses and other current assets	41,541	33,004
Deferred income taxes, net	127,742	74,006
Total current assets	684,107	530,836

Property and equipment, net	126,633	121,245
Computer software, net	245,271	228,882
Other intangible assets, net	23,670	39,140
Goodwill	1,109,304	1,132,828
Other non-current assets (inclusive of investments carried at fair value) - see note 5	256,849	192,484
Total assets	$2,445,834	$2,245,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$39,310
Trade accounts payable	38,901	43,105
Accrued salaries and benefits	107,984	64,383
Legal and regulatory accrual	223,149	78,483
Other accrued liabilities	169,458	168,627
Deferred revenues	58,868	64,078
Total current liabilities	598,360	457,986

Deferred revenues	24,987	34,737
Deferred income taxes, net	174,303	122,755
Long-term debt, net of current portion	1,068,125	1,109,850
Other non-current liabilities	37,163	32,099
Total liabilities	1,902,938	1,757,427
Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at December 31, 2012 and 2011	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at December 31, 2012 and 2011	10	10
Additional paid-in capital	250,016	250,533
Retained earnings	694,148	658,146
Accumulated other comprehensive loss	(3,079)	(1,783)
Treasury stock at cost; 12.5 million and 13.0 million shares at December 31, 2012 and 2011, respectively	(398,199)	(418,918)
Total stockholders’ equity	542,896	487,988
Total liabilities and stockholders’ equity	$2,445,834	$2,245,415
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Revenues	$1,997,651	$1,983,433	$2,196,551
Expenses:
Operating expenses	1,465,095	1,480,371	1,533,060
Depreciation and amortization	96,744	88,942	87,449
Legal and regulatory charges	192,417	78,484	—
Exit costs, impairments and other charges	10,460	56,912	14,069
Total expenses	1,764,716	1,704,709	1,634,578
Operating income	232,935	278,724	561,973
Other income (expense):
Interest income	1,862	1,451	982
Interest expense	(88,008)	(67,583)	(71,277)
Other income (expense), net	194	(181)	340
Total other income (expense)	(85,952)	(66,313)	(69,955)
Earnings from continuing operations before income taxes	146,983	212,411	492,018
Provision for income taxes	67,546	77,167	186,964
Net earnings from continuing operations	79,437	135,244	305,054
Loss from discontinued operations, net of tax	(9,078)	(38,701)	(2,710)
Net earnings	70,359	96,543	302,344

Net earnings per share — basic from continuing operations	$0.94	$1.58	$3.28
Net loss per share — basic from discontinued operations	(0.11)	(0.45)	(0.03)
Net earnings per share — basic	$0.83	$1.13	$3.25
Weighted average shares outstanding — basic	84,647	85,554	93,095

Net earnings per share — diluted from continuing operations	$0.93	$1.58	$3.26
Net loss per share — diluted from discontinued operations	(0.10)	(0.45)	(0.03)
Net earnings per share — diluted	$0.83	$1.13	$3.23
Weighted average shares outstanding — diluted	84,857	85,685	93,559
See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Net earnings	$70,359	$96,543	$302,344
Other comprehensive earnings (loss):
Unrealized gain (loss) on other investments, net of tax	663	1,267	(224)
Unrealized gain (loss) on interest rate swaps, net of tax (1)	(1,959)	(2,767)	7,571
Other comprehensive earnings (loss)	(1,296)	(1,500)	7,347
Comprehensive earnings	$69,063	$95,043	$309,691
_______________________________________

(1)	Net of income tax expense (benefit) of $(1.2) million, $(1.8) million and $4.7 million for the years ended December 31, 2012, 2011 and 2010.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2012, 2011 and 2010

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
					(In thousands)
Balances, December 31, 2009	97,049	$10	$173,424	$330,963	$(7,630)	(1,210)	$(40,909)	$455,858
Net earnings	—	—	—	302,344	—	—	—	302,344
Issuance of restricted stock	2	—	—	—	—	—	—	—
Cash dividends declared (1) (2)	—	—	—	(37,139)	—	—	—	(37,139)
Exercise of stock options and restricted stock vesting	376	—	11,230	—	—	54	881	12,111
Tax benefit associated with equity compensation	—	—	165	—	—	—	—	165
Stock-based compensation	—	—	32,077	—	—	—	—	32,077
Treasury stock repurchases	—	—	—	—	—	(7,425)	(246,549)	(246,549)
Unrealized loss on investments, net	—	—	—	—	(224)	—	—	(224)
Unrealized gain on interest rate swaps, net	—	—	—	—	7,571	—	—	7,571
Balances, December 31, 2010	97,427	10	216,896	596,168	(283)	(8,581)	(286,577)	526,214
Net earnings	—	—	—	96,543	—	—	—	96,543
Cash dividends declared (1) (2)	—	—	—	(34,565)	—	—	—	(34,565)
Exercise of stock options and restricted stock vesting	—	—	(7,199)	—	—	121	4,537	(2,662)
Income tax expense from exercise of stock options	—	—	(873)	—	—	—	—	(873)
Stock-based compensation	—	—	41,709	—	—	—	—	41,709
Treasury stock repurchases	—	—	—	—	—	(4,561)	(136,878)	(136,878)
Unrealized gain on investments, net	—	—	—	—	1,267	—	—	1,267
Unrealized loss on interest rate swaps, net	—	—	—	—	(2,767)	—	—	(2,767)
Balances, December 31, 2011	97,427	10	250,533	658,146	(1,783)	(13,021)	(418,918)	487,988
Net earnings	—	—	—	70,359	—	—	—	70,359
Cash dividends declared (1) (2)	—	—	—	(34,357)	—	—	—	(34,357)
Exercise of stock options and restricted stock vesting	—	—	(23,400)	—	—	507	20,719	(2,681)
Income tax expense from exercise of stock options	—	—	(2,866)	—	—	—	—	(2,866)
Stock-based compensation	—	—	25,749	—	—	—	—	25,749
Unrealized gain on investments, net	—	—	—	—	663	—	—	663
Unrealized loss on interest rate swaps, net	—	—	—	—	(1,959)	—	—	(1,959)
Balances, December 31, 2012	97,427	$10	$250,016	$694,148	$(3,079)	(12,514)	$(398,199)	$542,896
________________________________________
(1)Dividends were paid at $0.10 per common share per quarter.
(2)Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to consolidated financial statements.

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$70,359	$96,543	$302,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,778	98,828	98,761
Amortization of debt issuance costs	12,250	10,017	4,716
(Gain) loss on sale of discontinued operations	(20,207)	849	—
Asset impairment charges	6,603	71,995	—
Deferred income taxes, net	(3,654)	(4,761)	30,417
Stock-based compensation cost	25,749	41,709	32,077
Income tax effect of equity compensation	(891)	873	(165)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	62,571	72,446	(17,802)
Other receivables	(896)	3,303	(1,126)
Prepaid expenses and other assets	(27,168)	(6,274)	(22,859)
Deferred revenues	18,054	3,975	(11,687)
Accounts payable, accrued liabilities and other liabilities	192,914	88,356	34,018
Net cash provided by operating activities	434,462	477,859	448,694

Cash flows from investing activities:
Additions to property and equipment	(38,905)	(32,768)	(40,653)
Additions to capitalized software	(74,423)	(72,111)	(67,603)
Purchases of investments	(24,533)	(25,211)	(21,206)
Proceeds from sale of investments	5,917	3,702	250
Acquisition of title plants and property records data	(44,766)	(23,967)	(4,401)
Acquisitions, net of cash acquired	(12,250)	(9,802)	(18,823)
Proceeds from sale of discontinued operations, net of cash distributed	42,628	4,451	—
Net cash used in investing activities	(146,332)	(155,706)	(152,436)

Cash flows from financing activities:
Borrowings	600,000	1,005,000	—
Debt service payments	(318,957)	(1,100,242)	(40,109)
Debt issuance costs paid	(10,622)	(22,059)	—
Exercise of stock options and restricted stock vesting	(2,681)	(2,662)	12,111
Income tax effect of equity compensation	891	(873)	165
Dividends paid	(33,875)	(34,446)	(37,139)
Treasury stock repurchases	—	(136,878)	(246,549)
Bond repurchases	(362,000)	(4,925)	—
Payment of contingent consideration related to acquisitions	(2,000)	—	(2,978)
Net cash used in financing activities	(129,244)	(297,085)	(314,499)
Net increase (decrease) in cash and cash equivalents	158,886	25,068	(18,241)
Cash and cash equivalents, beginning of year	77,355	52,287	70,528
Cash and cash equivalents, end of year	$236,241	$77,355	$52,287

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,827	$56,975	$69,005
Cash paid for taxes	$74,704	$56,538	$151,436

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
Reporting Segments
We are a provider of integrated technology, data and services to the mortgage lending industry, with a market leading position in mortgage processing in the United States (the "U.S.").  We conduct our operations through two reporting segments, Technology, Data and Analytics and Transaction Services.
Our Technology, Data and Analytics ("TD&A") segment principally includes:

•	our mortgage processing services, which we conduct using our mortgage servicing platform ("MSP") and our team of experienced support personnel;

•	our Desktop application, a workflow system that assists our customers in managing business processes, which is primarily used in connection with mortgage loan default management;

•
our other software and related service offerings, including our mortgage origination software and our collaborative electronic vendor network, which provides connectivity among mortgage industry participants; and

•
our data and analytics businesses, the most significant of which are our alternative property valuations business, which provides a range of valuations other than traditional appraisals, and our aggregated property, loan and tax data services.

Our Transaction Services segment offers a range of services used mainly in the production of a mortgage loan, which we refer to as our origination services, and in the management of mortgage loans that go into default, which we refer to as default services.
Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional property appraisals provided through our appraisal management company; and

•	flood zone determination services, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	property inspection and preservation services designed to preserve the value of properties securing defaulted loans; and

•	foreclosure administrative services, including administrative services and support provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services.
In addition to our two reporting segments, the corporate segment primarily consists of general and administrative expenses that are not included in the other segments and legal and regulatory charges.

(2)	Significant Accounting Policies
The following describes our significant accounting policies which have been followed in preparing the accompanying consolidated financial statements.

(a)	Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.

(b)	Reclassifications and Segment Reorganization

In connection with organizational realignments implemented during the first quarter ended March 31, 2012, the Company made the following changes to its financial reporting structure and presentation:

•
Allocation of Corporate Expenses. To improve visibility and analysis regarding the performance of each reporting segment, as of January 1, 2012, the Company began allocating corporate expenses for functions that directly support the operating segments. Costs being allocated include, among others, stock compensation, internal audit, legal, human resources, marketing and accounting shared services. These costs are allocated to each reporting segment based on a variety of factors including headcount, actual consumption, activity, or other relevant factors. After completing the allocation process, the net remaining costs included in the Corporate segment represent unallocated general and administrative expenses, which are detailed further in note 18 to our consolidated financial statements.

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

•
Financial Statement Captions. In the accompanying consolidated statement of earnings, we have eliminated the use of financial statement captions "Gross Margin", "Cost of revenues" and "Selling, general and administrative expenses". We now use the captions "Operating expenses," "Depreciation and amortization," "Legal and regulatory charges" and "Exit costs, impairments and other charges." "Operating expenses" includes all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. "Legal and regulatory charges" represents our loss contingency and related expenses for legal and regulatory matters that are probable and estimable. "Exit costs, impairments and other charges" represents certain lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets, and other non-recurring charges.

All prior period information related to the above described realignments has been reclassified to conform with the current year's presentation. The changes noted above did not have any impact on previously reported consolidated revenues, operating income, net earnings, earnings per share or stockholders' equity.

(c)	Fair Value
Fair Value of Financial Assets and Liabilities
The fair values of financial assets and liabilities are determined using the following fair value hierarchy:

•	Level 1 Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; and

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

As of December 31, 2012 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 5)	Asset	$74.6	$5.1	$69.5	$—	$74.6
Interest rate swaps (note 13)	Liability	$8.6	$—	$8.6	$—	$8.6

As of December 31, 2011 (in millions):

			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 5)	Asset	$55.6	$6.9	$48.7	$—	$55.6
Interest rate swaps (note 13)	Liability	$5.4	$—	$5.4	$—	$5.4

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

Fair Value of Assets Acquired and Liabilities Assumed

The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of intangible assets and software, with the remaining value, if any, attributable to goodwill. The Company utilizes third-party specialists to assist with determining the fair values of intangible assets and software purchased in business combinations.

(d)	Management Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The accounting estimates that require our most significant, difficult and subjective judgments include the recoverability of long-lived assets and goodwill, allowance for doubtful accounts, the assessment of loss contingencies and income tax reserves. Actual results that we experience could differ from our estimates.

(e)	Cash and Cash Equivalents
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

(f)	Trade Receivables, Net
The carrying amounts reported in the consolidated balance sheets for trade receivables approximate their fair value because of their immediate or short-term maturities.
A summary of trade receivables, net of an allowance for doubtful accounts, at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Trade receivables — billed	$288,483	$349,503
Trade receivables — unbilled	31,843	31,558
Total trade receivables	320,326	381,061
Allowance for doubtful accounts	(45,543)	(36,013)
Total trade receivables, net	$274,783	$345,048
The allowance for doubtful accounts represents management’s estimate of those balances that are uncollectable as of the consolidated balance sheet dates. We write-off accounts receivable when the likelihood of collection of a trade receivable balance is considered remote. The allowance for doubtful accounts has increased during 2012 as compared to 2011 due to the impact of the continued slowdown in the processing of foreclosures in certain of our default services businesses, in which the collection of our revenue is tied to the completion of a foreclosure proceeding. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts, or in certain trade receivables becoming uncollectable.
A summary of the roll forward of allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Balance at Beginning of Period	Bad Debt Expense	Write-offs, Net of Recoveries	Transfers and Acquisitions	Balance at End of Period
Year ended December 31, 2010	$(25,964)	(24,914)	17,339	—	$(33,539)
Year ended December 31, 2011	$(33,539)	(22,811)	20,337	—	$(36,013)
Year ended December 31, 2012	$(36,013)	(23,471)	13,487	454	$(45,543)

(g)	Deferred Contract Costs
Cost of software sales, outsourced data processing and application management arrangements, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of a contract are deferred and expensed over the contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and are primarily associated with installation of systems/processes and data conversion.

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
As of December 31, 2012 and 2011, we had approximately $37.1 million and $34.6 million, respectively, recorded as deferred contract costs that were classified in prepaid expenses and other current assets and other non-current assets in our consolidated balance sheets. Amortization expense for deferred contract costs was $9.3 million, $7.1 million and $7.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of earnings.

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
Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method based on the estimated useful lives of the related assets: 30 years for buildings and 3 to 7 years for furniture, fixtures and computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the initial term of the respective leases or the estimated useful lives of such assets.

(j)	Computer Software
Computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life, ranging from 5 years to 10 years.
Internally developed software costs are amortized using the straight-line method over its estimated useful life. Useful lives of computer software range from 3 years to 10 years. Capitalized software development costs are accounted for in accordance with either ASC Topic 985, Software, Subtopic 20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), or ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”), Subtopic 40, Internal-Use Software (“ASC 350-40”). For computer software products to be sold, leased, or otherwise marketed (ASC 985-20 software), all costs incurred to establish the technological feasibility are research and development costs, and are expensed as they are incurred. Costs incurred subsequent to establishing technological feasibility, such as programmers salaries and related payroll costs and costs of independent contractors, are capitalized and amortized on a product by product basis commencing on the date of general release to customers. We do not capitalize any costs once the product is available for general release to customers. For internal-use computer software products (ASC 350-40 software), internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use. We also assess the recorded value of computer software for impairment on a regular basis by comparing the carrying value to the estimated future cash flows to be generated by the underlying software asset.

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
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. Goodwill is not amortized, and is tested for impairment annually, or more frequently if circumstances indicate potential impairment. We test goodwill for impairment using a fair value approach at the reporting unit level. We have four reporting units that carry goodwill as of the balance sheet date — Technology, Data and Analytics, Origination Services, and Default Services. We measure for impairment on an annual basis during the fourth quarter using a September 30th measurement date. Other than impairments recorded to discontinued operations, which are described in note 9 and 10 herein, we have not recorded an impairment to goodwill during the years ended December 31, 2012, 2011 and 2010.
The results of our 2012 annual assessment of the recoverability of goodwill indicated that the fair value of each of our reporting units was substantially in excess of their carrying value. As of December 31, 2012, the fair value of our Data and Analytics reporting unit, which includes goodwill of $104.7 million, or approximately 9% of our consolidated goodwill balance, exceeded its carrying value by 16% and represented the reporting unit with the least amount of excess fair value. During 2012 and 2011, we made considerable investments in our Data and Analytics reporting unit that are expected to result in revenue growth and incremental profitability. The valuation model that is used to estimate the fair value of this reporting unit contemplates certain assumptions made by management about the timing and volume of incremental business resulting from our investments. If actual results are not consistent with our assumptions, we may be required to record goodwill impairment charges in the future.

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
The compensation withheld from Plan participants, together with investment income on the Plan, is recorded as a deferred compensation obligation to participants and is included as a long-term liability in the accompanying consolidated balance sheets. The related plan assets are classified within other non-current assets in the accompanying consolidated balance sheets and are reported at market value. The deferred compensation liability totaled $21.4 million and $20.7 million as of December 31, 2012 and 2011, respectively, and approximates the fair value of the corresponding asset.

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
The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of contractual arrangements we enter into with our customers to provide services, software licenses, and software related services either individually or as part of an integrated offering of multiple services. These arrangements occasionally include offerings from more than one segment to the same customer. The revenues associated with these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.
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
The majority of the revenues in our Technology, Data and Analytics segment are from outsourced data processing and application hosting, data and valuation related services, and outsourced business processing services. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. For hosting arrangements, revenues and costs related to implementation, conversion and programming services are deferred and subsequently recognized using the straight-line method over the term of the related services agreement. We evaluate these deferred contract costs for impairment in the event any indications of impairment exist.
In the event that our arrangements with our customers include more than one element, we determine whether the individual revenue elements can be recognized separately. We determine whether an arrangement involving more than one deliverable contains more than one unit of accounting, as well as how the arrangement consideration should be allocated to the separate units of accounting.
For multiple element software arrangements, we determine the appropriate units of accounting and how the arrangement consideration should be measured and allocated to the separate units. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is deemed probable, provided that vendor-specific objective evidence (“VSOE”) has been established for each element or for any undelivered elements. We determine the fair value of each element or the undelivered elements in multi-element software arrangements based on VSOE. VSOE for each element is based on the price charged when the same element is sold separately, or in the case of post-contract customer support, when a stated renewal rate is provided to the customer. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value does not exist for one or more undelivered elements of a contract, then all revenue is deferred until all elements are delivered or fair value is determined for all remaining undelivered elements. Revenue from post-contract customer support is recognized ratably over the term of the agreement. We record deferred revenue for all billings invoiced prior to revenue recognition.
In our Transaction Services segment, we recognize revenues relating to origination services and default services. Origination services primarily consist of centralized title agency services for various types of lenders. Revenues relating to origination services are typically recognized at the time of closing of the related real estate transaction. Ancillary service fees are recognized when the service is provided. Default services assist customers through the default and foreclosure process, including property preservation and maintenance services (such as lock changes, window replacement, debris removal and lawn service), posting and publication of foreclosure and auction notices, title searches, document preparation and recording services, and referrals for legal and property brokerage services. Property data or data-related services principally include appraisal and valuation services, property records information, and flood zone information. Revenues derived from these services are recognized as the services are performed as described above.

(s)	Expenses
Operating expenses includes all costs, excluding depreciation and amortization, incurred by the Company to produce revenues. Operating expenses includes payroll, employee benefits, occupancy costs, data processing costs, program design and development costs, and professional services. Depreciation and amortization includes amortization of software, deferred contract costs and intangible assets and depreciation of operating assets. Exit costs, impairments and other charges includes certain lease exit charges, employee severance, stock compensation acceleration charges, impairments of long-lived assets, and other non-recurring charges.

Selling, general, and administrative expenses, which are only included in our corporate segment within operating expenses, include payroll, employee benefits, occupancy and other costs associated with personnel employed in sales, marketing, human resources and finance roles. Selling, general, and administrative expenses also include depreciation of non-operating assets, professional and legal fees not related to matters determined to be probable and estimable, and costs of advertising and other marketing-related programs.

(t)	Stock-Based Compensation Plans
We account for stock-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation. Compensation cost on stock awards is measured based on the fair value of the award at the grant date. Compensation cost on stock options and restricted stock awards without a performance criteria are generally recognized on a straight-line vesting basis over the vesting period. Compensation cost on restricted stock awards with a performance criteria are generally recognized using a graded vesting basis over the vesting period.

(u)	Income Taxes
We recognize deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities and expected benefits of utilizing tax net operating loss and credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, if necessary, for the amount of any tax benefits that, based on available evidence, are not expected to be realized. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted.

(v)	Net Earnings Per Share
The basic weighted average shares and common stock equivalents are computed in accordance with ASC Topic 260, Earnings Per Share, using the treasury stock method.
The following table summarizes earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Earnings from continuing operations, net of tax	$79,437	$135,244	$305,054
Loss from discontinued operations, net of tax	(9,078)	(38,701)	(2,710)
Net earnings	$70,359	$96,543	$302,344
Net earnings per share — basic from continuing operations	$0.94	$1.58	$3.28
Net loss per share — basic from discontinued operations	(0.11)	(0.45)	(0.03)
Net earnings per share — basic	$0.83	$1.13	$3.25
Weighted average shares outstanding — basic	84,647	85,554	93,095
Net earnings per share — diluted from continuing operations	$0.93	$1.58	$3.26
Net loss per share — diluted from discontinued operations	(0.10)	(0.45)	(0.03)
Net earnings per share — diluted	$0.83	$1.13	$3.23
Weighted average shares outstanding — diluted	84,857	85,685	93,559

Options to purchase approximately 6.4 million and 8.8 million shares of our common stock for the years ended December 31, 2012 and 2011, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of December 31, 2012, 1.3 million shares of restricted stock are not included in the computation of diluted earnings per share due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares on the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On October 28, 2010, our Board of Directors approved an authorization for us to repurchase up to $250.0 million of our common stock and/or our senior notes, effective through December 31, 2011. Subsequently, on June 16, 2011 our Board of Directors approved an authorization for us to repurchase up to $100.0 million of our common stock and/or our senior notes, effective through December 31, 2012. During the year ended December 31, 2011, we repurchased 4.6 million shares of our stock for $136.9 million, at an average price of $29.98 per share, and $5.0 million face value of our senior notes for $4.9 million. During 2012, we did not repurchase any shares of stock or senior notes, and our repurchase authorization expired on December 31, 2012. Subsequently, on February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014.

(w)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2011-05, Presentation of Comprehensive Income, amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Comprehensive Income. The ASUs eliminate the option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders' equity and requires a company to present items of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. The statement also requires a company to present a statement of comprehensive income as part of the statements of consolidating financial information. The new standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance as of January 1, 2012. As we have historically presented two separate consecutive statements, the new guidance only requires the presentation of statements of consolidating comprehensive earnings within note 19 to the consolidated financial statements, included herein.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, go directly to the two step quantitative impairment test. ASU No. 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the new guidance in ASU No. 2011-08 as of January 1, 2012 but elected to perform a quantitative assessment for our annual impairment test using our September 30th measurement date.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted the new guidance in ASU No. 2011-04 as of January 1, 2012, which only requires additional disclosure and does not have an impact on the Company's consolidated financial position or results of operations.

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

(3)	Transactions with Related Parties

The Company did not have any related party transactions as of and during the year ended December 31, 2012.

Lee A. Kennedy has served as a director since our spin-off from FIS and as Chairman of the Board since March 2009. Mr. Kennedy served as Executive Chairman from September 15, 2009 until January 4, 2013. He also served as our interim President and Chief Executive Officer from July 6, 2011 to October 6, 2011. Historically, Mr. Kennedy also served as Chairman of Ceridian Corporation (“Ceridian”) from January 25, 2010 until July 28, 2011, and as Chief Executive Officer of Ceridian from January 25, 2010 until August 19, 2010. Therefore, Ceridian was a related party of the Company for periods from January 25, 2010 until July 28, 2011. During those periods we were (and we continue to be) party to certain agreements with Ceridian under which we incurred expenses. A summary of the Ceridian related party agreements is as follows:

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

We incurred approximately $0.2 million and $0.1 million in expenses during the year ended December 31, 2011 and December 31, 2010, respectively, related to the Ceridian related party agreements listed above, which are included in operating expenses within the accompanying consolidated statements of earnings.
In addition, Mr. Kennedy served as an executive and a director of FIS through February 28, 2010. Therefore, FIS was a related party of the Company for periods prior to that date. From the spin-off until July 2010, we were allocated corporate costs from FIS and received certain corporate services from FIS.
Agreements from which we incurred related party expense and/or revenues from FIS in 2010 include:

•
Agreements to provide administrative corporate support services to and from FIS. Prior to the spin-off, FIS provided general management, accounting, treasury, payroll, human resources, internal audit, and other corporate administrative support services to us. In connection with the spin-off, we entered into corporate services agreements with FIS under which we received from FIS, and we provided to FIS, certain transitional corporate support services. The pricing for all of these services, was on an at-cost basis. These corporate services agreements had a term of two years following the spin-off.

•
Real estate management, real estate lease and equipment lease agreements.  In connection with the spin-off and the transfer of the real property located at the Company’s corporate headquarters campus from FIS to LPS, the Company entered into new leases with FIS, as a tenant.

•	Licensing, cost sharing, business processing and other agreements. These agreements provide for the reimbursement of certain amounts from FIS related to various licensing and cost sharing agreements.

Revenues generated from FIS under these agreements through February 28, 2010 were less than $10,000. Expense reimbursements paid to or received from FIS under these agreements through February 28, 2010 were less than $50,000.
We believe the amounts charged by Ceridian, and earned from or charged by FIS under the above-described service arrangements were fair and reasonable.

(4)	Acquisitions
The results of operations and financial position of entities acquired during the years ended December 31, 2012, 2011 and 2010 are included in the consolidated financial statements from and after the date of acquisition. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed based on a valuation performed with any excess cost over fair value being allocated to goodwill. The valuation of each acquisition was determined utilizing the income approach using a combination of Level 2 and Level 3-type inputs. The impact of the acquisitions made from January 1, 2010 through December 31, 2012 was not significant individually or in the aggregate to our historical financial results.

LendingSpace

On July 24, 2012, we completed the purchase of the assets of LendingSpace, a business that provides mortgage loan origination software solutions, for approximately $12.3 million. The acquisition resulted in the recognition of $6.7 million of goodwill, based on the amount that the purchase price exceeded the fair value of the net assets acquired. All of the acquired goodwill is deductible for tax purposes. As part of the acquisition, we also recognized $4.8 million of other intangible assets and software, which have a weighted average amortization period of approximately 6 years. LendingSpace is now a part of the Technology, Data and Analytics segment and will further strengthen LPS' origination technology solutions.
PCLender

On March 14, 2011, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired PCLender.com, Inc. ("PCLender") for $9.8 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $3.0 million, of which $2.2 million is remaining as of December 31, 2012. The acquisition resulted in the recognition of $8.2 million of goodwill and $6.1 million of other intangible assets and software. PCLender is now a part of the Technology, Data and Analytics segment and further expands our loan origination offerings and market by complementing our Empower origination technology.
True Automation, Inc.

On November 12, 2010, our subsidiary, LPS Mortgage Processing Solutions, Inc., acquired True Automation, Inc. for $18.7 million (net of cash acquired). As a result of the transaction, we recognized a liability for contingent consideration totaling $2.0 million, which was paid out during the first quarter of 2012. The acquisition resulted in the recognition of $14.6 million of goodwill and $10.0 million of other intangible assets and software.

(5)	Investments
Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc., is statutorily required to maintain reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available-for-sale-securities, and are classified in the accompanying balance sheet at fair value within prepaid expenses and other current assets and other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired. The carrying amounts and fair values of our available-for-sale-securities at December 31, 2012 and December 31, 2011 are as follows: (in thousands)

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012	$71,035	$3,669	$(83)	$74,621
As of December 31, 2011	$53,066	$2,781	$(269)	$55,578

The following table summarizes the amortized costs and fair value of our investments, classified by stated maturity as of December 31, 2012 (in thousands):

	Adjusted Cost	Fair Value
2013-2017	$26,084	$27,089
2018-2022	25,907	26,988
2023-2027	10,149	10,536
2028-2032	4,724	5,252
Thereafter	4,171	4,756
Total	$71,035	$74,621

(6)	Property and Equipment
Property and equipment as of December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Land	$4,847	$4,847
Buildings	80,186	78,297
Leasehold improvements	16,608	17,048
Computer equipment	170,287	161,301
Furniture, fixtures, and other equipment	50,368	42,625
Property and equipment	322,296	304,118
Accumulated depreciation and amortization	(195,663)	(182,873)
Property and equipment, net of depreciation and amortization	$126,633	$121,245
Depreciation and amortization expense on property and equipment related to continuing operations amounted to $31.1 million, $30.4 million and $27.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation and amortization expense on property and equipment related to discontinued operations is classified in the accompanying consolidated statements of earnings within loss from discontinued operations, net of tax, and amounted to $0.9 million, $2.3 million, and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
For the years ended December 31, 2012 and 2011, we recognized impairments on property and equipment of $0.4 million and $2.7 million, respectively, related to certain underperforming operations and asset groups that management has decided to dispose of or wind down. We did not record any impairments during the year ended December 31, 2010. The impairment charges are classified in the accompanying consolidated statement of earnings within loss from discontinued operations, net of tax.
The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units.

(7)	Computer Software
Computer software as of December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Software from business acquisitions	$85,147	$87,288
Capitalized software development costs	328,396	278,769
Purchased software	36,729	44,018
Computer software	450,272	410,075
Accumulated amortization	(205,001)	(181,193)
Computer software, net of accumulated amortization	$245,271	$228,882

Amortization expense on computer software related to continuing operations amounted to $44.5 million, $35.6 million and $30.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense on computer software related to discontinued operations, which is classified in the accompanying consolidated statements of earnings within loss from discontinued operations, net of tax, amounted to $0.8 million, $6.0 million, and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
For the years ended December 31, 2012 and 2011, we disposed of certain operations resulting in impairment charges totaling $0.6 million and $12.9 million, respectively, which are classified within the accompanying consolidated statements of earnings as part of loss from discontinued operations, net of tax. For the years ended December 31, 2012 and 2011, respectively, we also recorded $2.6 million and $8.4 million of asset impairments in continuing operations related to computer software projects that are no longer recoverable, which are classified in exit costs, impairments and other charges in the accompanying consolidated statements of earnings. We did not record any impairments during the year ended December 31, 2010.
During 2012, of the $2.6 million in asset impairment charges included within continuing operations, $1.8 million and $0.8 million relates to the TD&A and Corporate segments, respectively, and $1.8 million was recorded during the fourth quarter ended December 31, 2012. During 2011, of the $8.4 million in asset impairment charges included within continuing operations, $2.0 million, $1.6 million and $4.8 million relates to the Corporate, Transaction Services, and TD&A segments, respectively.
The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units.

(8)	Intangible Assets
Intangible assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$251,247	$(239,071)	$12,176	$256,368	$(232,374)	$23,994
Customer contracts	40,590	(38,845)	1,745	106,582	(102,817)	3,765
Purchase data files	10,371	(3,618)	6,753	9,668	(2,543)	7,125
Other	7,799	(4,803)	2,996	9,133	(4,877)	4,256
Total Intangible Assets	$310,007	$(286,337)	$23,670	$381,751	$(342,611)	$39,140

Intangible assets, other than those with indefinite lives, are amortized over their estimated useful lives ranging from 5 to 10 years using accelerated methods. Amortization expense on intangible assets with definite lives related to continuing operations is included in depreciation and amortization in the accompanying consolidated statements of earnings and amounted to $11.7 million, $16.0 million and $22.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense on intangible assets related to discontinued operations is classified in the accompanying statements of earnings within discontinued operations, net of tax, and amounted to $0.3 million, $1.5 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
For the years ended December 31, 2012 and 2011, we recognized impairments on intangible assets of $0.2 million and $4.5 million, respectively, related to certain underperforming operations and asset groups that management decided to dispose-of or wind-down. We did not record any impairments during the year ended December 31, 2010. The impairments are classified in the accompanying consolidated statements of earnings within loss from discontinued operations, net of tax.
The fair value of each of the impaired assets or asset groups was determined under the income approach using Level 3 unobservable inputs of the fair value hierarchy by calculating the present value of the future cash flows associated with continuing to operate the business units.

Estimated amortization expense on intangible assets for the next five fiscal years is as follows (in thousands):

2013	$6,708
2014	3,800
2015	3,503
2016	2,821
2017	2,152

(9)	Goodwill
Changes in goodwill during the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Technology, Data and Analytics	Transaction Services	Total
Balance, December 31, 2010	$774,061	$385,478	$1,159,539
Increases to goodwill related to acquisitions	8,776	—	8,776
Decreases to goodwill related to disposals and impairments	(27,080)	(8,407)	(35,487)
Balance, December 31, 2011	755,757	377,071	1,132,828
Increases to goodwill related to acquisitions (1)	6,669	—	6,669
Decreases to goodwill related to disposals and impairments (2)	(30,193)	—	(30,193)
Reapportionment of goodwill (3)	(7,400)	7,400	—
Balance, December 31, 2012	$724,833	$384,471	$1,109,304
____________
(1) On July 24, 2012, we completed the purchase of the assets of LendingSpace, and recorded $6.7 million of goodwill related to the acquisition.
(2) We recorded $27.9 million in disposals of goodwill during 2012 related to the sale of SoftPro, True Automation, Aptitude Solutions, and IRMS, all previously included within our TD&A segment. We also recorded a $2.3 million impairment of goodwill related to a revision of the fair value of the remaining net assets of the True Automation business unit prior to its disposal.
(3) As a result of the Company's organizational realignment described in note 2(b), we reclassified $7.4 million of goodwill from the TD&A segment to the Transaction Services segment.

(10)	Discontinued Operations

On December 20, 2012, we completed the sale of our IRMS business unit, which was included in the TD&A segment, for approximately $26.4 million plus a $1.0 million escrow deposit. As part of the sale, we recorded a pre-tax gain of $13.5 million included in other income (expense) in the table below.

During December 2012, we completed the shutdown of our Asset Management Solutions business unit within the Transaction Services segment. As the net assets of the business were written down during the fourth quarter of 2012 in anticipation of the shutdown, we recorded no gain or loss on disposal.

On May 2, 2012, we completed the sale of our True Automation and Aptitude Solutions business units, which were previously included within the TD&A segment, for approximately $15.5 million. We recorded a $1.4 million pre-tax loss on disposal included in other income (expense) in the table below.

On January 31, 2012, we completed the sale of our Tax Services business unit, previously included within the Transaction Services segment, in which we were required to pay a total of $14.4 million (all of which was paid as of the balance sheet date) to the buyer in exchange for their assumption of life-of-loan servicing obligations. As the net assets of the business were written down during 2011 in anticipation of the contemplated sale, no gain or loss was recognized during 2012 upon completion of the sale.

On January 9, 2012, we completed the sale of our SoftPro business unit, previously included within the TD&A segment, for approximately $15.5 million, and recorded a pre-tax gain on disposal of $8.1 million included in other income (expense) in the table below.

During the year ended December 31, 2011, we also sold or disposed of certain non-core or underperforming business units including Verification Bureau, Rising Tide Auction, and certain operations previously included in our Real Estate group, all of which were previously included as part of the TD&A segment.

Each of these business units qualify as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations ("ASC 205-20"). Under that guidance, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the consolidated statements of earnings. Prior period amounts pertaining to these operations have been reclassified to reflect them as discontinued for all periods presented.

The table below illustrates the revenues, loss from operations and impairment charges related to discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenues	$72,236	$176,823	$259,784
Pretax loss from discontinued operations before impairment charges	$(15,474)	$(10,904)	$(5,064)
Impairment charges (1):
Intangible assets	(226)	(4,472)	—
Computer software	(589)	(12,871)	—
Property and equipment	(415)	(2,709)	—
Goodwill	(2,281)	(35,487)	—
Other	(467)	525	—
Total impairment charges	(3,978)	(55,014)	—
Pretax loss from discontinued operations	(19,452)	(65,918)	(5,064)
Other income (expense) (2)	20,197	(415)	693
Income tax benefit (expense) on discontinued operations	(9,823)	27,632	1,661
Loss from discontinued operations, net of tax	$(9,078)	$(38,701)	$(2,710)
______________________________
(1) 2012 and 2011 impairments related to discontinued operations are further described in note 6, "Property and Equipment", note 7, "Computer Software", note 8, "Intangible Assets" and note 9, "Goodwill".
(2) Other income (expense) includes interest income (expense) related to discontinued operations as well as gains (losses) related to the disposal of discontinued operations of $20.2 million and $(0.9) million for the years ended December 31, 2012 and December 31, 2011, respectively.

The assets held for sale and related liabilities summarized below are included in the following captions of the accompanying consolidated balance sheets (in thousands):

	2012	2011
Assets:
Trade receivables, net	$4,066	$10,995
Prepaid expenses and other current assets	94	2,366
Property and equipment, computer software and other intangibles assets, net	17	20,097
Goodwill	—	10,441
Other non-current assets	—	4,147
Total assets held for sale	$4,177	$48,046
Liabilities:
Trade accounts payable, accrued salaries and benefits and other accrued liabilities	$3,547	$12,114
Deferred revenues	—	17,409
Other long-term liabilities	738	13,803
Total liabilities related to assets held for sale	$4,285	$43,326

(11)	Other Accrued Liabilities
Other accrued liabilities as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Other operating expense accruals	$75,263	$77,627
Title claims reserve	69,423	62,493
Recording and transfer tax liabilities	15,240	11,901
Interest accrual on debt and swap obligations	9,532	16,606
Total other accrued liabilities	$169,458	$168,627

(12)	Restructuring

During the fourth quarter of 2012, management committed to a restructuring plan in order to remove duplicate headcount, reduce future operating expense, and improve operational performance and profitability. The total restructuring costs related to these efforts amounted to $2.1 million of employee termination costs, of which $1.0 million, $0.4 million and $0.7 million relates to the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. The following table sets forth the Company's Fourth Quarter 2012 Restructuring Plan, as of and for the year ended December 31, 2012 (in millions):

Fourth Quarter 2012 Restructuring Plan	Additions to expense	Cash Paid	Other Accrued Liabilities December 31, 2012
Ongoing termination arrangement	$2.1	$(1.0)	$1.1

All payouts related to our Fourth Quarter 2012 Restructuring Plan are expected to be made by June 30, 2013.

During 2011, management committed to three separate restructuring plans (the "First Quarter 2011 Restructuring Plan", the "Second Quarter 2011 Restructuring Plan", and the "Fourth Quarter 2011 Restructuring Plan"). For the year ended December 31, 2011, the total restructuring costs related to these efforts amounted to $35.3 million of employee termination costs, of which $24.8 million relates to severance benefits and $10.5 million relates to the acceleration of stock compensation expense included as part of the change in additional-paid-in capital in the accompanying 2011 consolidated statement of stockholders' equity. Restructuring costs from continuing operations are included in the accompanying consolidated statements of earnings as part of exit costs, impairments and other charges. Restructuring costs included as part of business units that have been sold or disposed of are included in the accompanying consolidated statements of earnings within loss from discontinued operations, net of tax.

For the year ended December 31, 2011, severance benefits recorded in continuing operations amounted to $8.5 million, $3.8 million and $10.6 million within the Technology, Data and Analytics, Transaction Services and Corporate segments, respectively. All payouts related to the First Quarter 2011 and Second Quarter 2011 Restructuring Plans were made by June 30, 2011 and June 30, 2012, respectively.

The following table sets forth the Company's Fourth Quarter 2011 Restructuring Plan, exclusive of stock-based compensation charges, as of and for the year ended December 31, 2012 (in millions):

Fourth Quarter 2011 Restructuring Plan	Other Accrued Liabilities December 31, 2011	Cash Paid	Other	Other Accrued Liabilities December 31, 2012
Ongoing termination arrangement	$1.9	$(1.4)	$(0.5)	$—
Contract termination costs - severance	3.5	(3.5)	—	—
Total	$5.4	$(4.9)	$(0.5)	$—

(13)	Long-Term Debt
Long-term debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

	2012	2011
Term A Loan, secured, interest payable at LIBOR plus 2.50% (2.71% at December 31, 2012) quarterly principal amortization, maturing August 2016	$468,125	$528,313
Term B Loan, secured, interest payable at LIBOR plus 4.50%, subject to 1% LIBOR Floor, quarterly principal amortization, maturing August 2018 (1)	—	248,750
Revolving Loan, secured, interest payable at LIBOR plus 2.50% (Eurocurrency Borrowings) (2.71% at December 31, 2012), Fed-funds plus 2.50% (Swingline borrowings) (2.59% at December 31, 2012), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.09%, 4.75% or 2.71% respectively at December 31, 2012), maturing August 2016. Total of $398.1 million unused (net of outstanding letters of credit and revolver) as of December 31, 2012	—	10,000
Senior unsecured notes, issued at par, interest payable semiannually at 8.125%, due July 2016 (1)	—	362,000
Senior unsecured notes, issued at par, interest payable semiannually at 5.75%, due Oct 2023 (1)	600,000	—
Other promissory notes with various interest rates and maturities	—	97
Total debt	1,068,125	1,149,160
Less current portion	—	(39,310)
Long-term debt, excluding current portion	$1,068,125	$1,109,850
______________________________________
(1) On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). A portion of the net proceeds of the offering, along with cash on hand, was used to purchase the outstanding principal amount of the 2016 Notes and to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement.

Financing

On August 18, 2011, the Company entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who were parties to the 2008 Credit Agreement. In connection with entering into the Amendment Agreement, on August 18, 2011, the Company also entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement which amends and restates the 2008 Credit Agreement. On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013. In connection with the amendment, during the three months ended December 31, 2012, we paid fees of $1.4 million, of which we expensed $0.6 million and capitalized $0.8 million.

     The 2011 Credit Agreement consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term A Loan in an initial aggregate principal amount of $535 million. It also included a Term B Loan with a maturity date of August 14, 2018 in an initial aggregate principal amount of $250 million. However, on October 12, 2012, we used a portion of the proceeds from the 2023 Notes described below to prepay the Term B Loan in full.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term A Loan and the revolving credit facility until the first business day following delivery of the compliance certificate with respect to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage to be determined in accordance with a leverage ratio-based pricing grid. As of December 31, 2012, we were paying an annual margin on the Term Loan A of 2.5%.

The 2011 Credit Agreement provides that, beginning on December 31, 2011, the Company shall repay the outstanding principal amount of the Term A Loan in quarterly installments of $6.7 million. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term A Loan shall be repaid at the respective maturity dates. As of December 31, 2012, we have prepaid approximately $33.4 million on the Term Loan A.

In addition to scheduled principal payments, the Term A Loan is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the 2011 Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loans are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

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

Old Senior Notes

On July 2, 2008, we issued senior notes (the “2016 Notes”) in an initial aggregate principal amount of $375.0 million under which $362.0 million was outstanding at December 31, 2011. The Notes were issued pursuant to an Indenture dated July 2, 2008 (the “Indenture”) among the Company, the guarantor parties thereto and U.S. Bank Corporate Trust Services, as Trustee. Subsequently, in October and November 2012, we used a portion of the proceeds from the 2023 Notes described below to accept for payment approximately $362.0 million aggregate principal amount of the 2016 Notes that were tendered in the tender offer described below.

Refinancing Transactions

On September 27, 2012, the Company announced its plans to offer $600 million in aggregate principal amount of Senior Notes and commenced a tender offer and consent solicitation for all of the 2016 Notes. On October 12, 2012, we closed the offering of $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. A portion of the net proceeds of the Offering, along with cash on hand, was used to purchase approximately $286.4 million aggregate principal amount of the 2016 Notes accepted for payment and settlement in the tender offer, to prepay in full the outstanding Term B Loan under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions. The remaining proceeds were used to redeem any remaining 2016 Notes that were not tendered in the tender offer.
As part of the tender offer, the Company solicited consents from the holders of the 2016 Notes for certain proposed amendments that would eliminate or modify certain covenants and events of default as well as other provisions contained in the Indenture. Adoption of the proposed amendments required consents from holders of at least a majority in aggregate principal amount outstanding of the 2016 Notes. On October 12, 2012, the Company announced that it had received the requisite consents to execute a supplemental indenture to implement the proposed amendments to the Indenture, and delivered notice that it had called for redemption all 2016 Notes that remain outstanding following completion of the tender offer at a price equal to 104.06% of their face amount, plus accrued and unpaid interest to, but not including, the date of redemption. Payment for the redemption of the remaining 2016 Notes was made on November 13, 2012 (with interest accruing on the 2016 Notes to November 11, 2012).
The 2023 Notes were issued pursuant to an Indenture dated as of October 12, 2012, among the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee (the "2012 Indenture"). At any time and from time to time, prior to October 15, 2015, we may redeem up to a maximum of 35% of the original aggregate principal amount of the 2023 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 105.75% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date). Prior to October 15, 2017, the Company may redeem some or all of the 2023 Notes by paying a “make-whole” premium based on U.S. Treasury rates. On or after October 15, 2017, we may redeem some or all of the 2023 Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest. In addition, if a change of control occurs, we are required to offer to purchase all outstanding 2023 Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
The 2012 Indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, in excess of an amount generally equal to 50% of consolidated net income generated since July 1, 2008, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

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

The 2012 Indenture contains customary events of default, including failure of the Company (i) to pay principal and interest when due and payable and breach of certain other covenants and (ii) to make an offer to purchase and pay for 2023 Notes tendered as required by the 2012 Indenture. Events of default also include cross defaults, with respect to any other debt of the Company or debt of certain subsidiaries having an outstanding principal amount of $80.0 million or more in the aggregate for all such debt, arising from (i) failure to make a principal payment when due and such defaulted payment is not made, waived or extended within the applicable grace period or (ii) the occurrence of an event which results in such debt being due and payable prior to its scheduled maturity. Upon the occurrence of an event of default (other than a bankruptcy default with respect to the Company or certain subsidiaries), the trustee or holders of at least 25% of the 2023 Notes then outstanding may accelerate the 2023 Notes by giving us appropriate notice. If, however, a bankruptcy default occurs with respect to the Company or certain subsidiaries, then the principal of and accrued interest on the 2023 Notes then outstanding will accelerate immediately without any declaration or other act on the part of the trustee or any holder.
In connection with these refinancing transactions, we paid fees of $25.7 million, including a call premium on our 2016 Notes of approximately $15.8 million. Of the $25.7 million of total fees paid, we capitalized approximately $9.7 million and expensed $16.0 million. We also recorded a write-off of the remaining debt issuance costs on our 2016 Notes of $1.5 million and on our Term B Loan of $6.4 million.

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at December 31, 2012 is estimated to be approximately 102% of the carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our senior notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.21% as of December 31, 2012) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and maturity date is July 31, 2016.

On August 4, 2010, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $75 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.21% as of December 31, 2012) and the Company pays a fixed rate of 2.080%. The effective date of the swap is December 31, 2012 and the maturity date is December 31, 2013.

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive earnings (loss) will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.
Estimated fair values of interest rate swaps in the consolidated balance sheets were as follows (in millions):

Balance Sheet Account	December 31, 2012	December 31, 2011
Other accrued liabilities	$1.4	$1.3
Other long-term liabilities	$7.2	$4.1

A cumulative loss of $5.3 million and $3.3 million is reflected in accumulated other comprehensive loss as of December 31, 2012 and December 31, 2011, respectively. During 2013, we expect to recognize $2.5 million as effective net losses (net of tax) from our interest rate hedges.

A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying consolidated statement of earnings for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Amount of Loss (Gain) Recognized in OCE on Derivatives			Amount of Loss (Gain) Reclassified from Accumulated OCE into Interest
Interest Rate Swap contract	2012	2011	2010	2012	2011	2010
Year ended December 31,	$7.4	$6.2	$(2.3)	$4.2	$1.7	$(14.5)

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of December 31, 2012, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future hedge cash flows remains probable.

Principal Maturities of Debt
Principal maturities at December 31, 2012 for the next five years and thereafter are as follows (in thousands):

2013	$—
2014	60,187
2015	80,250
2016	327,688
2017	—
Thereafter	600,000
Total	$1,068,125

(14)	Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  We intend to vigorously defend all litigation and regulatory matters that are brought against us. In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for legal and regulatory matters, which represents the Company's best estimate of loss, was $223.1 million and $78.5 million as of December 31, 2012 and 2011, respectively. This accrual reflects the matters described below that were settled in 2013, as well as estimated future costs of settlement, damages and associated legal and professional fees with respect to matters that remain pending (including those described below), and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss for pending matters in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.

Recently Settled Matters

On or about January 30, 2013, the Company entered into settlement agreements with the attorneys general of 45 states and the District of Columbia. These settlements resolved inquires those agencies had made with respect to our default operations, including with respect to the former document preparation, verification, signing and notarization practices of certain of our operations and our relationships with foreclosure attorneys. The Company previously settled similar inquiries made by the attorneys general of Missouri, Delaware, Colorado and Michigan, leaving the claim by the State of Nevada, discussed further below, as the only unresolved attorney general inquiry. Pursuant to these settlements, the Company received a release of claims the attorneys general could make with respect to the subject conduct, agreed to continue strengthening our ongoing compliance, oversight and remediation efforts, and paid an aggregate amount, inclusive of reimbursement of attorney fees and costs, of approximately $128.0 million.
On February 15, 2013, the Company also entered into a Non-Prosecution Agreement with the United States Department of Justice, resolving the inquiries made by the U.S. Attorney's office for the Middle District of Florida with respect to the document preparation, verification, signing and notarization practices of one of the Company's former subsidiaries. In connection with the Non-Prosecution Agreement, the Company has agreed to pay a monetary penalty of $20.0 million to the United States Marshals Service and $15.0 million to the United States Treasury.

On January 28, 2013, the Company entered into a Stipulation and Agreement of Settlement resolving the securities class action litigation brought against us by St. Clair Shores General Employees' Retirement System. The securities class action settlement is subject to the entry of a final order by the United States District Court for the Middle District of Florida.

Prior to year end, the Company settled the litigation brought against LPS and our subsidiary DocX LLC by American Home Mortgage Servicing, Inc. (“AHMSI”).

Pending Matters

Set forth below are descriptions of our material pending legal and regulatory proceedings. As background to the disclosure below, please note the following:

•	These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities.

•
In the litigation matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of compensatory damages. In some cases, the monetary damages sought include punitive or treble damages. Unless otherwise specified, none of the cases described below includes a specific statement as to the dollar amount of damages demanded. Instead, each of the cases includes a demand in an amount to be proved at trial. Regulatory authorities also may seek a variety of remedies and in general do not make specific demands during the course of an investigation or inquiry.

Based on our current knowledge, we believe that the outcome of all pending or threatened legal and regulatory matters, including those described below, will not have a material adverse impact on our business operations, consolidated financial condition or liquidity. However, it is difficult to predict the final outcome of these matters due, among other things, to the early stage of certain of these matters and the fact that these matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities. As a result, there can be no assurance that we will not incur costs and expenses in the future in excess of the amount of our current accrual remaining after the settlements described above that would be material, including but not limited to settlements, damages, fines or penalties and legal costs, or be subject to other remedies, as a result of the matters described below or other legal or regulatory matters. Therefore, it is reasonably possible that the current accrual for legal and regulatory matters will change and that the change could become material to the consolidated financial statements.

Litigation Matters

Shareholder Derivative Litigation

On January 21, 2011, a shareholder derivative lawsuit entitled Michael Wheatley, Derivatively on Behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed against the Company and certain of the Company's current and former officers and directors in the Circuit Court of the 4th Judicial Circuit, in and for Duval County, Florida. The complaint was filed by a shareholder of the Company, and seeks damages for alleged breaches of fiduciary duties and alleged mismanagement. The complaint alleges, among other things, that the Company failed to implement sufficient internal controls to prevent fraudulent activity in connection with its default management services; that the Company, in public filings and other statements, failed to disclose material information, including information regarding the Company's exposure to legal claims concerning allegedly improper foreclosure activity; and that the Company had an improper relationship with certain attorneys who provided services to the Company's clients. The complaint seeks an unspecified amount of damages, as well as other forms of relief. The parties agreed to a voluntary stay in this matter. On February 12, 2013, a shareholder derivative lawsuit entitled Steven Hill, Derivatively on Behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed against the Company and certain of the Company's current and former officers and directors in the Court of Chancery of the State of Delaware. The complaint was filed by a shareholder of the Company, and alleges breaches of fiduciary duties based on the same alleged conduct as in the Wheatley case, as well as other allegations related to the Company's handling of foreclosure documentation and use of an attorney network. The complaint names certain defendants also named in the Wheatley complaint, as well as Lorraine Brown, who had been President of DocX, a former subsidiary of the Company. The complaint seeks an unspecified amount of damages, as well as other forms of relief. The Company intends to vigorously defend these matters.

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
Future minimum operating lease payments for leases with initial or remaining terms greater than one year for each of the next five years and thereafter are as follows (in thousands):

2013	$19,923
2014	12,021
2015	7,751
2016	3,009
2017	2,634
Thereafter	4,983
Total	$50,321

Rent expense incurred pertaining to continuing operations under all operating leases during the years ended December 31, 2012, 2011 and 2010 was $26.0 million, $26.5 million and $26.6 million, respectively.
Data Processing and Maintenance Services Agreements
We have various data processing and maintenance services agreements with vendors, which expire through 2016, for portions of our computer data processing operations and related functions. The Company’s estimated aggregate contractual obligation remaining under these agreements was approximately $81.2 million as of December 31, 2012. However, this amount could be more or less depending on various factors such as the inflation rate, the introduction of significant new technologies, or changes in the Company’s data processing needs.

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

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of December 31, 2012, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $426.9 million.

(15)	Employee Benefit Plans

Stock Purchase Plan
Our employees participate in the LPS Employee Stock Purchase Plan (the “ESPP Plan”). Under the terms of the ESPP Plan and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of common stock through payroll deductions. We have registered 10 million shares for issuance under the ESPP Plan. Pursuant to the ESPP Plan, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Shares purchased are allocated to employees, based upon their contributions. We contribute varying matching amounts as specified in the ESPP Plan. We recorded expenses of $6.6 million, $6.5 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, relating to the participation of our employees in the ESPP Plan.
401(k) Profit Sharing Plan
Our employees participate in a qualified 401(k) plan sponsored by LPS. Under the terms of the plan and subsequent amendments, eligible employees may contribute up to 40% of their pretax annual compensation, which is the amount allowed pursuant to the Internal Revenue Code. We generally match 50% of each dollar of employee contribution up to 6% of the employee’s total eligible compensation. We recorded expenses of $10.8 million, $11.3 million and $10.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, relating to the participation of our employees in the 401(k) plan.
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
Post spin-off

Our employees participate in LPS’s 2008 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company may grant up to 14.0 million share-based awards to officers, directors and key employees. As of December 31, 2012, 6.0 million share-based awards were available for future grant under the Plan. Awards of restricted stock and shares issued as a result of exercises of stock options will be issued from treasury shares. Expired and forfeited awards are available for re-issuance. Vesting and exercise of share-based awards are generally contingent on continued employment. Under the Plan, options and restricted stock awards have a maximum contractual term of 7 years.
The Company recognizes compensation expense on a straight-line or graded vesting basis over the vesting period of share-based awards. We recorded stock compensation expense of $25.7 million, $41.7 million and $32.1 million during 2012, 2011 and 2010, respectively, and related income tax expense (benefit) of $2.9 million, $0.9 million and $(0.2) million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, respectively, $10.5 million and $1.8 million of stock compensation expense was related to accelerations recorded as a result of restructuring activities. These charges are included in the accompanying consolidated statements of earnings as part of exit costs, impairments and other charges. All other compensation expense is included within operating expenses in the accompanying consolidated statements of earnings.
As of December 31, 2012, the Company had $28.9 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized in pre-tax earnings over a weighted average period of 1.30 years.
Options
The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2009	6,806,710	$32.16
Granted	1,529,770	35.61
Exercised(1)	(537,879)	28.88
Cancelled	(79,159)	33.59
Outstanding as of December 31, 2010	7,719,442	33.06
Granted	1,938,943	22.23
Exercised(1)	(73,734)	12.76
Cancelled	(494,839)	33.46
Outstanding as of December 31, 2011	9,089,812	30.85
Granted	1,127,300	24.07
Exercised(1)	(149,457)	18.08
Cancelled	(2,905,421)	33.91
Outstanding as of December 31, 2012	7,162,234	$28.80
_______________________________________

(1)	The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.4 million, $0.9 million and $4.7 million, respectively.

We measured the fair value of the awards at the date of grant using a Black-Scholes option pricing model with various assumptions. The risk-free interest rate is based on the rate in effect for the expected term of the option at the grant date. The dividend yield is based on historical dividends. The volatility assumptions are based on a blend of our historical volatility and the historical volatilities of comparable publicly traded companies using daily closing prices for the historical period commensurate with the expected term of the option. The expected life of the options is determined based on the Securities and Exchange Commission’s simplified method for companies without sufficient historical data to support a specific average expected option life.

The following table summarizes weighted average assumptions used to estimate fair values for awards granted during the periods presented in the consolidated financial statements:

	Weighted Average	Risk Free	Volatility	Expected	Weighted Average Expected Life
Year	Fair Value	Interest Rate	Factor	Dividend Yield	(In Years)
2012	$7.50	0.7%	43%	1.7%	4.5
2011	$6.19	1.5%	37%	2.0%	4.5
2010	$10.67	2.2%	36%	1.1%	4.5
The following table summarizes stock options held by our employees that were outstanding and those that were exercisable as of December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2012	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value at December 31, 2012
13.67-23.66	927,853	5.47	$14.33	$9,546,112	359,238	5.00	$14.24	$3,729,030
23.67-27.50	1,125,923	6.25	23.96	987,927	57,333	4.83	27.50	—
27.51-28.98	2,258,538	3.68	28.39	—	1,602,474	2.91	28.37	—
28.99-35.04	1,039,016	1.90	34.54	—	1,033,816	1.88	34.55	—
35.05-42.74	1,810,904	2.70	36.45	—	1,572,974	2.45	36.50	—
13.67-42.74	7,162,234	3.81	28.80	10,534,039	4,625,835	2.71	31.41	3,729,030

The number of shares vested and expected to vest total approximately 7.0 million, have a weighted average remaining contractual life of 3.8 years, a weighted average exercise price of $28.87 and an intrinsic value of $10.5 million.
Restricted Stock

During the year ended December 31, 2012 we granted approximately 0.7 million shares of restricted stock with a weighted average grant date fair value of $24.07. Almost all of these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in 2012 and 2011 are required to hold a portion of their vested shares for a period of six months following the vesting of each tranche.

The following table summarizes restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	672,787	$30.30
Granted	568,635	34.05
Vested	(290,220)	30.89
Cancelled	(1,333)	28.37
Outstanding as of December 31, 2010	949,869	32.37
Granted	987,681	23.98
Vested	(446,999)	32.53
Cancelled	(10,416)	30.85
Outstanding as of December 31, 2011	1,480,135	26.73
Granted	709,525	24.07
Vested	(701,922)	27.77
Cancelled	(149,157)	32.01
Outstanding as of December 31, 2012	1,338,581	$24.19

(16)	Income Taxes

Income tax expense attributable to continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	2012	2011	2010
Current provision:
Federal	$76,613	$61,391	$135,337
State	9,449	10,270	20,967
Total current provision	86,062	71,661	156,304
Deferred provision:
Federal	(16,959)	5,473	27,322
State	(1,557)	33	3,338
Total deferred provision	(18,516)	5,506	30,660
Total provision for income taxes	$67,546	$77,167	$186,964

A reconciliation of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	3.2	3.3
Legal and regulatory accrual	6.0	2.3	—
Non cash stock option forfeitures	6.3	—	—
Uncertain tax positions	0.5	—	—
Domestic production deduction	(2.0)	(2.9)	(0.3)
Research and development credit	(1.3)	(1.2)	(0.4)
Other	(0.5)	(0.1)	0.4
Effective income tax rate	46.0%	36.3%	38.0%

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Deferred income tax assets:
Accruals and reserves	$85,602	$37,907
Employee benefit accruals	38,013	44,142
Deferred revenue	21,198	23,385
Allowance for doubtful accounts	17,306	13,758
Net operating losses	8,575	9,923
State taxes	3,935	3,284
Investments	1,894	1,104
Total gross deferred income tax assets	176,523	133,503
Less: valuation allowance	—	—
Total deferred income tax assets	176,523	133,503
Deferred income tax liabilities:
Amortization of goodwill and intangible assets	(193,008)	(148,892)
Depreciation	(15,974)	(20,135)
Deferred contract costs	(14,102)	(13,225)
Total deferred income tax liabilities	(223,084)	(182,252)
Net deferred income taxes	$(46,561)	$(48,749)

Deferred income taxes have been classified in the consolidated balance sheets as of December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Current assets	$127,742	$74,006
Non-current liabilities	(174,303)	(122,755)
Net deferred income taxes	$(46,561)	$(48,749)

Management believes that based on its historical pattern of taxable income, projections of future taxable income, tax planning strategies and other relevant evidence, the Company will produce sufficient taxable income in the future to realize its deferred income tax assets. A valuation allowance is established for any portion of a deferred income tax asset if management believes it is more likely than not that the Company will not be able to realize the benefits of a portion of a deferred income tax asset. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of deferred income tax asset that is realizable.
At December 31, 2012 and 2011 the Company had federal net operating loss carryforwards resulting in deferred tax assets of $8.6 million and $9.9 million, respectively. These net operating losses expire between 2027 and 2029. The Company fully anticipates utilizing these losses prior to expiration and thus, no valuation allowance has been established.
The Company is a participant in the Internal Revenue Service's Compliance Assurance Process (CAP), which is a real time audit of the income tax returns and other tax related matters. The IRS has completed its review for tax years through 2011 resulting in no material adverse changes to any member of the LPS consolidated group. The IRS is currently reviewing the 2012 tax year and management believes the ultimate resolution of the examination will not result in a material adverse effect to our financial position or results of operations. Substantially all of the state income tax audits have been concluded through the 2008 tax year.
The Company provides for United States income taxes on earnings of foreign subsidiaries unless they are considered permanently reinvested outside the United States.
The Company experienced a large forfeiture of stock options in 2012 resulting in an adjustment to the employee benefits related deferred tax asset. In connection with this adjustment, the company's historical Additional Paid-in Capital tax windfall pool was extinguished and future forfeitures could impact income tax expense.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law. The research and development credit, which previously expired at the end of 2011, was retroactively extended through the 2013 tax year. We are required to account for the impact of the 2012 credit in the year of enactment and thus, the estimated $2.0 million benefit associated with the credit has not been included in the 2012 income tax provision, but will be included in the 2013 income tax provision.
Reserves for uncertain tax positions are computed by determining a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 provides guidance on measurement and classification of amounts relating to uncertain tax positions, accounting for interest and penalties, and disclosures. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
The Company did not have any positions which it deemed to be uncertain in any period during 2011 and 2010. The following table reconciles the gross amounts of unrecognized tax benefits at the beginning and end of the current period (in thousands):

Gross Amount
Amount of unrecognized tax benefit at December 31, 2011	$—
Increases as a result of tax positions taken in the current year	—
Increases as a result of tax positions taken in a prior period	1,028
Amount of unrecognized tax benefit as of December 31, 2012	$1,028

(17)	Concentration of Risk
We generate a significant amount of revenue from large customers, including one customer that accounted for 21.2%, 21.5% and 20.0% of total revenue and another customer that accounted for 15.4%, 17.4% and 11.1% of total revenue, in the years ended December 31, 2012, 2011 and 2010, respectively.
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
As of and for the year ended December 31, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$736,905	$1,262,738	$(1,992)	$1,997,651
Operating expenses (1)	440,712	982,974	41,409	1,465,095
Depreciation and amortization	74,999	17,837	3,908	96,744
Legal and regulatory charges	—	—	192,417	192,417
Exit costs, impairments and other charges	2,827	1,531	6,102	10,460
Operating income (loss)	218,367	260,396	(245,828)	232,935
Total other income (expense)	1,635	2,779	(90,366)	(85,952)
Earnings (loss) from continuing operations before income tax	220,002	263,175	(336,194)	146,983
Income tax provision (benefit)	78,981	94,480	(105,915)	67,546
Earnings (loss) from continuing operations	$141,021	$168,695	$(230,279)	$79,437
Capital expenditures (2)	$88,498	$22,888	$1,400	$112,786
Total assets (3)	$1,263,450	$741,976	$440,408	$2,445,834
Goodwill (3)	$724,833	$384,471	$—	$1,109,304

As of and for the year ended December 31, 2011 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$679,599	$1,309,905	$(6,071)	$1,983,433
Operating expenses (1)	388,796	1,032,530	59,045	1,480,371
Depreciation and amortization	67,184	17,555	4,203	88,942
Legal and regulatory charges	—	—	78,484	78,484
Exit costs, impairments and other charges	16,858	3,816	36,238	56,912
Operating income (loss)	206,761	256,004	(184,041)	278,724
Total other income (expense)	1,386	1,704	(69,403)	(66,313)
Earnings (loss) from continuing operations before income tax	208,147	257,708	(253,444)	212,411
Income tax provision (benefit)	79,926	95,991	(98,750)	77,167
Earnings (loss) from continuing operations	$128,221	$161,717	$(154,694)	$135,244
Capital expenditures (2)	$73,382	$15,505	$5,891	$94,778
Total assets (3)	$1,230,610	$754,113	$260,692	$2,245,415
Goodwill (3)	$755,757	$377,071	$—	$1,132,828

As of and for the year ended December 31, 2010 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$665,750	$1,538,630	$(7,829)	$2,196,551
Operating expenses (1)	355,424	1,154,009	23,627	1,533,060
Depreciation and amortization	60,712	21,917	4,820	87,449
Exit costs, impairments and other charges	—	9,800	4,269	14,069
Operating income (loss)	249,614	352,904	(40,545)	561,973
Total other income (expense)	2,065	882	(72,902)	(69,955)
Earnings (loss) from continuing operations before income tax	251,679	353,786	(113,447)	492,018
Income tax provision (benefit)	103,842	142,232	(59,110)	186,964
Earnings (loss) from continuing operations	$147,837	$211,554	$(54,337)	$305,054
Capital expenditures (2)	$75,035	$17,167	$6,996	$99,198
Total assets (3)	$1,228,943	$837,150	$185,750	$2,251,843
Goodwill (3)	$774,061	$385,478	$—	$1,159,539
_______________________________________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses, which the Company believes are immaterial.
(2) Excludes the impact of discontinued operations.
(3) Includes the impact of discontinued operations.

(19)	Consolidating Financial Information

As explained in note 13, on August 18, 2011, LPS (the “Parent Company”) entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008. The 2011 Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the 2011 Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the 2011 Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of December 31, 2012, the Parent Company has no independent assets or operations, and its subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds by dividend or loan from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary. As discussed in note 5, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a Subsidiary Guarantor, was more than a minor subsidiary as of and during the years ended December 31, 2012, 2011 and 2010.

The following tables set forth, on a consolidating basis, the statements of earnings and the statements of cash flows for the years ended December 31, 2012, 2011 and 2010 and the balance sheets as of December 31, 2012 and 2011, for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries.

The following table represents our consolidating balance sheet as of December 31, 2012 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,371	$650,978	$29,758	$—	$684,107
Investment in subsidiaries	1,579,697	—	—	(1,579,697)	—
Non-current assets	21,131	1,662,882	77,714	—	1,761,727
Total assets	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834
Liabilities and equity:
Current liabilities	$9,532	$539,031	$49,797	$—	$598,360
Total liabilities	1,061,303	794,713	46,922	—	1,902,938
Total equity	542,896	1,519,147	60,550	(1,579,697)	542,896
Total liabilities and equity	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834

The following table represents our consolidating statement of earnings and comprehensive earnings (loss) for the year ended December 31, 2012 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,668,562	$329,089	$—	$1,997,651
Operating expenses	25,749	1,423,623	315,344	—	1,764,716
Operating income	(25,749)	244,939	13,745	—	232,935
Other income (expense)	(88,008)	(76)	2,132	—	(85,952)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entity	(113,757)	244,863	15,877	—	146,983
Provision (benefit) for income taxes	(31,571)	93,210	5,907	—	67,546
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(82,186)	151,653	9,970	—	79,437
Equity in earnings of consolidated entities, net of tax	152,545	—	—	(152,545)	—
Earnings (loss) from continuing operations	70,359	151,653	9,970	(152,545)	79,437
Loss from discontinued operations, net of tax	—	(9,078)	—	—	(9,078)
Net earnings	70,359	142,575	9,970	(152,545)	70,359
Total other comprehensive earnings (loss)	(1,959)	—	663	—	(1,296)
Comprehensive earnings (loss)	$68,400	$142,575	$10,633	$(152,545)	$69,063

The following table represents our consolidating statement of cash flows for the year ended December 31, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$70,359	$142,575	$9,970	$(152,545)	$70,359
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(105,882)	71,705	260	152,545	118,628
Changes in assets and liabilities, net of effects from acquisitions	(14,733)	242,347	17,861	—	245,475
Net cash provided by (used in) operating activities	(50,256)	456,627	28,091	—	434,462
Net cash provided by (used in) investing activities	30,378	(157,662)	(19,048)	—	(146,332)
Net cash used in financing activities	(129,244)	—	—	—	(129,244)
Net increase (decrease) in cash and cash equivalents	$(149,122)	$298,965	$9,043	$—	$158,886
Cash and cash equivalents, beginning of year					77,355
Cash and cash equivalents, end of year					$236,241

The following table represents our consolidating balance sheet as of December 31, 2011 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,065	$515,189	$13,582	$—	$530,836
Investment in subsidiaries	1,599,546	—	—	(1,599,546)	—
Non-current assets	22,761	1,629,971	61,847	—	1,714,579
Total assets	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415
Liabilities and equity:
Current liabilities	$55,856	$368,780	$33,350	$—	$457,986
Total liabilities	1,136,384	588,408	32,635	—	1,757,427
Total equity	487,988	1,556,752	42,794	(1,599,546)	487,988
Total liabilities and equity	$1,624,372	$2,145,160	$75,429	$(1,599,546)	$2,245,415

The following table represents our consolidating statement of earnings and comprehensive earnings (loss) for the year ended December 31, 2011 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,712,382	$271,051	$—	$1,983,433
Operating expenses	41,709	1,400,946	262,054	—	1,704,709
Operating income (loss)	(41,709)	311,436	8,997	—	278,724
Other income (expense)	(67,582)	(92)	1,361	—	(66,313)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entity	(109,291)	311,344	10,358	—	212,411
Provision (benefit) for income taxes	(39,573)	113,233	3,507	—	77,167
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(69,718)	198,111	6,851	—	135,244
Equity in earnings of consolidated entities, net of tax	166,261	—	—	(166,261)	—
Earnings (loss) from continuing operations	96,543	198,111	6,851	(166,261)	135,244
Loss from discontinued operations, net of tax	—	(38,701)	—	—	(38,701)
Net earnings	96,543	159,410	6,851	(166,261)	96,543
Total other comprehensive earnings (loss)	(2,767)	—	1,267	—	(1,500)
Comprehensive earnings (loss)	$93,776	$159,410	$8,118	$(166,261)	$95,043

The following table represents our consolidating statement of cash flows for the year ended December 31, 2011 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$96,543	$159,410	$6,851	$(166,261)	$96,543
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(126,087)	178,746	590	166,261	219,510
Changes in assets and liabilities, net of effects from acquisitions	(4,376)	161,230	4,952	—	161,806
Net cash provided by (used in) operating activities	(33,920)	499,386	12,393	—	477,859
Net cash provided by (used in) investing activities	4,451	(138,623)	(21,534)	—	(155,706)
Net cash used in financing activities	(297,085)	—	—	—	(297,085)
Net increase (decrease) in cash and cash equivalents	$(326,554)	$360,763	$(9,141)	$—	$25,068
Cash and cash equivalents, beginning of year					52,287
Cash and cash equivalents, end of year					$77,355

The following table represents our consolidating statement of earnings and comprehensive earnings (loss) for the year ended December 31, 2010 (in thousands):

	Parent Company(2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,899,671	$296,880	$—	$2,196,551
Operating expenses	32,077	1,318,502	283,999	—	1,634,578
Operating income (loss)	(32,077)	581,169	12,881	—	561,973
Other income (expense)	(71,277)	772	550	—	(69,955)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entity	(103,354)	581,941	13,431	—	492,018
Provision (benefit) for income taxes	(39,275)	221,134	5,105	—	186,964
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(64,079)	360,807	8,326	—	305,054
Equity in earnings of consolidated entities, net of tax	366,423	—	—	(366,423)	—
Earnings (loss) from continuing operations	302,344	360,807	8,326	(366,423)	305,054
Loss from discontinued operations, net of tax	—	(2,710)	—	—	(2,710)
Net earnings	302,344	358,097	8,326	(366,423)	302,344
Total other comprehensive earnings (loss)	7,571	—	(224)	—	7,347
Comprehensive earnings (loss)	$309,915	$358,097	$8,102	$(366,423)	$309,691

The following table represents our consolidating statement of cash flows for the year ended December 31, 2010 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flow from operating activities:
Net earnings	$302,344	$358,097	$8,326	$(366,423)	$302,344
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(331,426)	130,015	794	366,423	165,806
Changes in assets and liabilities, net of effects from acquisitions	(23,318)	(656)	4,518	—	(19,456)
Net cash provided by (used in) operating activities	(52,400)	487,456	13,638	—	448,694
Net cash used in investing activities	(271)	(131,186)	(20,979)	—	(152,436)
Net cash used in financing activities	(311,521)	(2,978)	—	—	(314,499)
Net (decrease) increase in cash and cash equivalents	$(364,192)	$353,292	$(7,341)	$—	$(18,241)
Cash and cash equivalents, beginning of year					70,528
Cash and cash equivalents, end of year					$52,287

_______________________________________

(1)	The Parent Company does not allocate current or deferred income tax assets or liabilities to the Subsidiary Guarantors or Other Subsidiaries.

(2)	The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(20)	Subsequent Events
Subsequent events have been evaluated through the date on which the financial statements were filed.
Dividend Declared
On February 7, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable March 21, 2013 to stockholders of record as of the close of business on March 7, 2013.
Share Repurchase Authorization

On February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014.

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
(1) Financial Statements
The financial statements are listed in the the Index to Financial Information in Item 8.
(2) Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes to the consolidated financial statements.

(3) Exhibits:
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
4.4
Indenture, dated as of October 12, 2012, among Lender Processing Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 12, 2012).

4.5	Form of 5.75% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on October 12, 2012).
4.6
Supplemental Indenture, dated October 12, 2012, among Lender Processing Services, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on October 12, 2012).

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
10.15
Employment Agreement, effective as of October 5, 2011, by and between Lender Processing Services, Inc. and Hugh R. Harris (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.16
Employment Agreement, effective as of December 31, 2009, by and between Lender Processing Services, Inc. and Daniel T. Scheuble (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 6, 2010).(1)

10.17
Employment Agreement between Lender Processing Services, Inc. and Lee A. Kennedy, dated March 26, 2010 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 31, 2010).(1)

10.18
Employment Agreement, effective as of November 1, 2010, by and between Lender Processing Services, Inc. and Thomas L. Schilling (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 8, 2010).(1)

10.19
Amendment, Restatement and Joinder Agreement, dated August 18, 2011, among Lender Processing Services, Inc., the lenders parties thereto from time to time and JP Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2011).

10.20
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.21
Form of Performance-Based Cash Bonus Award Agreement and Notice of Performance-Based Cash Bonus Award (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.22
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on November 4, 2011).(1)

10.23
Form of Performance-Based Retention Incentive Award Agreement and Notice of Performance-Based Retention Incentive Award (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

10.24
Addendum effective as of July 6, 2011 to the Employment Agreement with Lee A. Kennedy dated March 26, 2010 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

10.25
Addendum dated September 30, 2011 to the Employment Agreement with Daniel T. Scheuble dated December 31, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q filed November 4, 2011). (1)

10.26
Amendment no. 1 to the Amended and Restated Credit Agreement dated as of August 18, 2011 among Lender Processing Services, Inc., the lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, dated as of October 19, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 19, 2012).

10.27
Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant (2012) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 3, 2012).

10.28	Employment Agreement between the Company and Joseph M. Nackashi dated December 3, 2009 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 4, 2012).
10.29	Addendum to Employment Agreement with Joseph M. Nackashi effective on October 26, 2011 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 4, 2012).
10.30	Addendum to Employment Agreement with Daniel T. Scheuble effective as of March 30, 2012 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 4, 2012).
10.31	Addendum to Employment Agreement with Joseph M. Nackashi effective on March 30, 2012 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 4, 2012).
12.1	Fixed charge coverage ratio.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

32.1	Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1
Consent Order among the registrant and the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 13, 2011).

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

* This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2013	Lender Processing Services, Inc.

	By:	/s/ HUGH R. HARRIS
Hugh R. Harris
President and Chief Executive Officer
________________________________________________________________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2013	By:	/s/ HUGH R. HARRIS
Hugh R. Harris President and Chief Executive Officer (Principal Executive Officer) Director

Date: February 25, 2013	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 25, 2013	By:	/s/ LEE A. KENNEDY
Lee A. Kennedy Chairman of the Board

Date: February 25, 2013	By:	/s/ ALVIN R. (PETE) CARPENTER
Alvin R. (Pete) Carpenter Director

Date: February 25, 2013	By:	/s/ PHILLIP G. HEASLEY
Philip G. Heasley Director

Date: February 25, 2013	By:	/s/ DAVID K. HUNT
David K. Hunt Director

Date: February 25, 2013	By:	/s/ JAMES K. HUNT
James K. Hunt Director

Date: February 25, 2013	By:	/s/ SUSAN E. LESTER
Susan E. Lester Director

Date: February 25, 2013	By:	/s/ DAN R. CARMICHAEL
Dan R. Carmichael Director

LENDER PROCESSING SERVICES, INC.
AND SUBSIDIARIES

FORM 10-K
INDEX TO EXHIBITS
The following documents are being filed with this Report:

Exhibit
No.	Description

12.1	Fixed charge coverage ratio.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
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

32.1	Certification of Hugh R. Harris, Chief Executive Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2
Certification of Thomas L. Schilling, Chief Financial Officer of Lender Processing Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from Lender Processing Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.