Form 10-Q
period 2013-03-31
Lender Processing Services, Inc.
filed 2013-04-26
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐ No ☑

As of April 26, 2013, 84,936,387 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2013

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,418	$236,241
Trade receivables, net of allowance for doubtful accounts of $45.4 million and $45.5 million, respectively	253,562	274,783
Other receivables	9,674	3,800
Income tax receivable	24,912	—
Prepaid expenses and other current assets (inclusive of investments carried at fair value) - see note 4	41,403	41,541
Deferred income taxes, net	82,079	127,742
Total current assets	500,048	684,107
Property and equipment, net of accumulated depreciation of $200.5 million and $195.7 million, respectively	127,161	126,633
Computer software, net of accumulated amortization of $210.3 million and $205.0 million, respectively	252,388	245,271
Other intangible assets, net of accumulated amortization of $288.8 million and $286.3 million, respectively	21,416	23,670
Goodwill	1,109,304	1,109,304
Other non-current assets (inclusive of investments carried at fair value) - see note 4	268,692	256,849
Total assets	$2,279,009	$2,445,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,375	$—
Trade accounts payable	36,912	38,901
Accrued salaries and benefits	61,664	107,984
Legal and regulatory accrual	61,061	223,149
Other accrued liabilities	152,525	169,458
Deferred revenues	59,937	58,868
Total current liabilities	385,474	598,360

Deferred revenues	23,546	24,987
Deferred income taxes, net	185,640	174,303
Long-term debt, net of current portion	1,054,750	1,068,125
Other non-current liabilities	34,947	37,163
Total liabilities	1,684,357	1,902,938

Commitments and contingencies (note 8)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at March 31, 2013 and December 31, 2012	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at March 31, 2013 and December 31, 2012	10	10
Additional paid-in capital	255,076	250,016
Retained earnings	739,489	694,148
Accumulated other comprehensive loss	(2,740)	(3,079)
Treasury stock at cost; 12.5 million shares at March 31, 2013 and December 31, 2012	(397,183)	(398,199)
Total stockholders' equity	594,652	542,896
Total liabilities and stockholders' equity	$2,279,009	$2,445,834
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Revenues	$471,661	$485,794
Expenses:
Operating expenses	346,159	368,674
Depreciation and amortization	26,074	23,914
Total expenses	372,233	392,588
Operating income	99,428	93,206
Other income (expense):
Interest income	579	448
Interest expense	(13,514)	(16,402)
Other income, net	9	85
Total other income (expense)	(12,926)	(15,869)
Earnings from continuing operations before income taxes	86,502	77,337
Provision for income taxes	32,006	28,846
Net earnings from continuing operations	54,496	48,491
Loss from discontinued operations, net of tax	(566)	(1,370)
Net earnings	$53,930	$47,121

Net earnings per share - basic from continuing operations	$0.64	$0.58
Net loss per share - basic from discontinued operations	(0.01)	(0.02)
Net earnings per share - basic	$0.63	$0.56
Weighted average shares outstanding - basic	84,922	84,445

Net earnings per share - diluted from continuing operations	$0.64	$0.58
Net loss per share - diluted from discontinued operations	(0.01)	(0.02)
Net earnings per share - diluted	$0.63	$0.56
Weighted average shares outstanding - diluted	85,144	84,567

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net earnings	$53,930	$47,121
Other comprehensive earnings (loss):
Unrealized loss on investments, net of tax (1):
Unrealized holding losses	(240)	(67)
Reclassification adjustments for gains on sold investments included in net earnings	(13)	(57)
Total unrealized loss on investments, net of tax (1)	(253)	(124)

Unrealized gain (loss) on interest rate swaps, net of tax (2):
Unrealized holding losses	(17)	(760)
Reclassification adjustments for losses included in net earnings	607	627
Total unrealized gain (loss) on interest rate swaps, net of tax (2)	590	(133)
Currency translation adjustment	2	—
Other comprehensive earnings (loss)	339	(257)
Comprehensive earnings	$54,269	$46,864
____________
(1) Net of income tax benefit of $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

(2) Net of income tax (expense) benefit of $(0.4) million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Three Months Ended March 31, 2013
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2012	97,427	$10	$250,016	$694,148	$(3,079)	(12,514)	$(398,199)	$542,896
Net earnings	—	—	—	53,930	—	—	—	53,930
Cash dividends declared(1)(2)	—	—	—	(8,589)	—	—	—	(8,589)
Exercise of stock options and restricted stock vesting	—	—	(1,392)	—	—	19	1,016	(376)
Income tax effect of equity compensation	—	—	(77)	—	—	—	—	(77)
Stock-based compensation cost	—	—	6,529	—	—	—	—	6,529
Unrealized loss on investments, net	—	—	—	—	(253)	—	—	(253)
Unrealized gain on interest rate swaps, net	—	—	—	—	590	—	—	590
Currency translation adjustment	—	—	—	—	2	—	—	2
Balances, March 31, 2013	97,427	$10	$255,076	$739,489	$(2,740)	(12,495)	$(397,183)	$594,652
____________

(1)	Dividends of $0.10 per common share were paid on March 21, 2013.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$53,930	$47,121
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	26,056	24,902
Amortization of debt issuance costs	1,044	1,117
Asset impairment charges	—	2,842
Gain on sale of discontinued operations	—	(8,064)
Deferred income taxes, net	56,793	11,036
Stock-based compensation cost	6,529	5,257
Income tax effect of equity compensation	(9)	342
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	21,219	12,700
Income tax receivable	(24,912)	—
Other receivables	(5,875)	(2,159)
Prepaid expenses and other assets	(4,137)	(8,853)
Deferred revenues	(371)	8,965
Accounts payable, accrued liabilities and other liabilities	(227,808)	(5,155)
Net cash (used in) provided by operating activities	(97,541)	90,051

Cash flows from investing activities:
Additions to property and equipment	(8,736)	(6,595)
Additions to capitalized software	(19,404)	(17,124)
Purchases of investments, net of proceeds from sales	(3,563)	(5,763)
Acquisition of title plants and property records data	(8,767)	(11,821)
Proceeds from sale of discontinued operations, net of cash distributed	—	6,398
Net cash used in investing activities	(40,470)	(34,905)

Cash flows from financing activities:
Debt service payments	—	(17,327)
Exercise of stock options and restricted stock vesting	(376)	(655)
Income tax effect of equity compensation	9	(342)
Dividends paid	(8,493)	(8,449)
Payment of contingent consideration related to acquisitions	(952)	(2,000)
Net cash used in financing activities	(9,812)	(28,773)

Net (decrease) increase in cash and cash equivalents	(147,823)	26,373
Cash and cash equivalents, beginning of period	236,241	77,355
Cash and cash equivalents, end of period	$88,418	$103,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,406	$20,830
Cash paid for taxes	$5,435	$4,053

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

(1)    Basis of Presentation

The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company's Annual Report on Form 10-K that was filed on February 25, 2013 and our other filings with the Securities and Exchange Commission.

Reporting Segments

We are a provider of integrated technology, data and services to the mortgage lending industry, with a market leading position in mortgage processing in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics ("TD&A") and Transaction Services.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities measured at fair value on a recurring basis. The fair values of other financial instruments, which primarily includes long term debt, are estimated as of period-end and disclosed elsewhere in these notes.

As of March 31, 2013 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$77.5	$5.0	$72.5	$—	$77.5
Interest rate swaps (note 7)	Liability	$7.6	$—	$7.6	$—	$7.6

As of December 31, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$74.6	$5.1	$69.5	$—	$74.6
Interest rate swaps (note 7)	Liability	$8.6	$—	$8.6	$—	$8.6

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

(3) Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings per share for the three months ending March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Earnings from continuing operations, net of tax	$54,496	$48,491
Loss from discontinued operations, net of tax	(566)	(1,370)
Net earnings	$53,930	$47,121

Net earnings per share - basic from continuing operations	$0.64	$0.58
Net loss per share - basic from discontinued operations	(0.01)	(0.02)
Net earnings per share - basic	$0.63	$0.56
Weighted average shares outstanding - basic	84,922	84,445

Net earnings per share - diluted from continuing operations	$0.64	$0.58
Net loss per share - diluted from discontinued operations	(0.01)	(0.02)
Net earnings per share - diluted	$0.63	$0.56
Weighted average shares outstanding - diluted	85,144	84,567

Options to purchase approximately 5.2 million and 7.4 million shares of our common stock for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, as of March 31, 2013, 1.3 million shares of restricted stock are not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares in the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 6, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of March 31, 2013, we have not utilized any of the available repurchase authority.

(4)     Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc. ("NTNY"), is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within prepaid expenses and other current assets and other non-current assets. Any gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity or sale date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired.

The amortized cost and fair value of our available for sale securities at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2013	$74,350	$3,318	$(141)	$77,527
As of December 31, 2012	$71,035	$3,669	$(83)	$74,621

There have been no significant changes to the stated maturities on our investment portfolio since December 31, 2012, as reflected in our 2012 Annual Report on Form 10-K.

(5) Discontinued Operations

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and Insurance Risk Management Services, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which are now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment.

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

The table below illustrates the components of the loss from discontinued operations, net of tax, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$4,243	$27,014
Pretax loss from discontinued operations before impairment charges	$(899)	$(4,290)
Impairment charges (1):
Intangible assets	—	(226)
Goodwill	—	(2,281)
Other	—	(335)
Total impairment charges	—	(2,842)
Pretax loss from operations	(899)	(7,132)
Other income (2)	—	8,064
Income tax benefit (expense) on discontinued operations	333	(2,302)
Loss from discontinued operations, net of tax	$(566)	$(1,370)

___________________
(1) The Company recorded a $2.3 million impairment to goodwill, a $0.2 million impairment to intangible assets, and a $0.3 million impairment to other assets related to the revision in the fair value of the remaining net assets of our True Automation business unit, which was sold on May 2, 2012.
(2) On January 9, 2012, we completed the sale of our SoftPro business unit and recorded a pre-tax gain of $8.1 million.

The assets held for sale and related liabilities summarized below are included in the following captions of the accompanying consolidated balance sheets (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Trade receivables, net	$1,376	$4,066
Prepaid expenses and other current assets	70	94
Property and equipment, computer software and other intangible assets, net	17	17
Total assets held for sale	$1,463	$4,177
Liabilities:
Trade accounts payable, accrued salaries and benefits and other accrued liabilities	$1,444	$3,547
Other long-term liabilities	—	738
Total liabilities related to assets held for sale	$1,444	$4,285

(6)    Restructuring

During 2012, management committed to a restructuring plan (the "Fourth Quarter 2012 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. All payouts related to our Fourth Quarter 2012 Restructuring Plan are expected to be made by July 31, 2013.

The following table sets forth the Company's Fourth Quarter 2012 Restructuring Plan, exclusive of stock-based compensation charges, as of and for the three months ended March 31, 2013 (in millions):

4th Quarter 2012 Restructuring Plan	Other Accrued Liabilities December 31, 2012	Cash Paid	Other Accrued Liabilities March 31, 2013
Ongoing termination arrangement	$1.1	$(0.4)	$0.7

(7)    Long-Term Debt

Long-term debt as of March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Term Loan A, secured, interest payable at LIBOR plus 2.00% (2.20% at March 31, 2013) quarterly principal amortization, maturing August 2016	$468,125	$468,125
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings) (2.20% at March 31, 2013), Fed-funds plus 2.00% (Swingline borrowings) (2.09% at March 31, 2013), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.09%, 4.75% or 2.70%, respectively, at March 31, 2013), maturing August 2016. Total of $398.1 million unused (net of outstanding letters of credit) as of March 31, 2013	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 5.75%, due Oct. 2023	600,000	600,000
Total debt	1,068,125	1,068,125
Less current portion	(13,375)	—
Long-term debt, excluding current portion	$1,054,750	$1,068,125

Financing

On August 18, 2011, the Company entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement . On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.

The 2011 Credit Agreement currently consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term Loan A in an initial aggregate principal amount of $535 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of March 31, 2013, we were paying an annual margin on the Term Loan A of 2.0%.

The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of March 31, 2013, we have prepaid approximately $26.7 million on the Term Loan A.

In addition to scheduled principal payments, the Term Loan A is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loan are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

The Company is allowed to raise additional term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $250 million (the “Incremental Facilities”). The Incremental Facilities are subject to restrictions on pricing and tenor of any new term loan, pro-forma compliance with financial covenants, a pro-forma leverage ratio not to exceed 2.00:1.00, and other usual and customary conditions.
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

Senior Notes

On October 12, 2012, we issued $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. The net proceeds of the offering, along with cash on hand, were used to purchase and redeem $362 million aggregate principal amount of our senior notes due 2016, to prepay in full the Term Loan B under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions.
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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at March 31, 2013 is estimated to be approximately 103% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.20% as of March 31, 2013) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $75 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.20% as of March 31, 2013) and the Company pays a fixed rate of 2.080%. The effective date of the swap is December 31, 2012 and the maturity date is December 31, 2013.

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

Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	March 31, 2013	December 31, 2012
Other accrued liabilities	$1.1	$1.4
Other long-term liabilities	$6.5	$7.2

A cumulative loss of $4.7 million and $5.3 million is reflected in accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of earnings for the three months ended March 31, 2013 and 2012 is as follows (in millions):

	Amount of Loss Recognized in OCE on Interest Rate Hedges		Amount of Loss Reclassified from Accumulated OCE into Earnings (included within interest expense)
Interest Rate Swap contract	2013	2012	2013	2012
Three months ended March 31,	$—	$1.2	$1.0	$1.0

Approximately $2.1 million (net of tax) of the balance in accumulated other comprehensive loss as of March 31, 2013 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of March 31, 2013, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

(8)    Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages.  In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for legal and regulatory matters, which represents the Company's best estimate of loss, was $61.1 million and $223.1 million as of March 31, 2013 and December 31, 2012, respectively. The accrual as of March 31, 2013 reflects the matter described below that was settled in 2013, as well as estimated future costs of settlement, damages and associated legal and professional fees with respect to matters that remain pending (including those described below), and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss for pending matters in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.

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

Based on our current knowledge, we believe that the outcome of all pending or threatened legal and regulatory matters, including those described below, will not have a material adverse impact on our business operations, consolidated financial condition or liquidity. However, it is difficult to predict the final outcome of these matters due, among other things, to the early stage of certain of these matters and the fact that these matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities. As a result, there can be no assurance that we will not incur costs and expenses in the future in excess of the amount of our current accrual remaining after the settlement described above that would be material, including but not limited to settlements, damages, fines or penalties and legal costs, or be subject to other remedies, as a result of the matters described below or other legal or regulatory matters. Therefore, it is reasonably possible that the accrual for legal and regulatory matters will change and that the change could become material to the consolidated financial statements.

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

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU and alleged gross negligence with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU and were not performed with gross negligence. The Company intends to vigorously defend this matter.
Regulatory Matters

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging that certain document execution practices and administrative services provided to attorneys violated the Nevada Unfair and Deceptive Trade Practices Act. The complaint seeks an unspecified amount of damages. The Company intends to vigorously defend this matter.

Consent Order

Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), we entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of our services included the services provided by our default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, we agreed to further study the issues identified in the review and to enhance our compliance, internal audit, risk management and board oversight plans with respect to those businesses. We also agreed to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. To the extent such review requires additional remediation of mortgage documents or identifies any financial injury from the document execution services we provided, we have agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which we have agreed to accomplish the undertakings set forth therein, and we have agreed to make periodic reports to the banking agencies on our progress. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below and in our Annual Report on Form 10-K filed on February 25, 2013.

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2013, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $265.2 million.

(9)     Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended March 31, 2013 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$193,630	$277,986	$45	$471,661
Operating expenses (1)	113,094	222,609	10,456	346,159
Depreciation and amortization	20,332	4,860	882	26,074
Operating income (loss)	60,204	50,517	(11,293)	99,428
Total other income (expense)	394	839	(14,159)	(12,926)
Earnings (loss) from continuing operations before income taxes	$60,598	$51,356	$(25,452)	$86,502
Balance sheet data:
Total assets (2)	$1,286,705	$728,218	$264,086	$2,279,009
Goodwill (2)	$724,833	$384,471	$—	$1,109,304

As of and for the three months ended March 31, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$175,317	$312,211	$(1,734)	$485,794
Operating expenses (1)	104,696	255,561	8,417	368,674
Depreciation and amortization	18,546	4,400	968	23,914
Operating income (loss)	52,075	52,250	(11,119)	93,206
Total other income (expense)	395	651	(16,915)	(15,869)
Earnings (loss) from continuing operations before income taxes	$52,470	$52,901	$(28,034)	$77,337
Balance sheet data:
Total assets (2)	$1,236,029	$746,260	$277,609	$2,259,898
Goodwill (2)	$748,533	$377,071	$—	$1,125,604

________________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses, which the Company believes are immaterial.
(2) Includes the impact of discontinued operations.

(10)     Condensed Consolidating Financial Information

As explained in note 7, on August 18, 2011, LPS (the “Parent Company”) entered into an Amendment, Restatement and Joinder Agreement (the "Amendment Agreement") in respect of the Credit Agreement dated as of July 2, 2008 (the "2008 Credit Agreement"). The 2011 Credit Agreement and the Notes are fully and unconditionally guaranteed, jointly and severally, by the majority of the subsidiaries of the Parent Company (the “Subsidiary Guarantors”). Certain other subsidiaries (the “Other Subsidiaries”) are not guarantors of the 2011 Credit Agreement and the Notes. The guarantees of the Notes by the Subsidiary Guarantors are general unsecured obligations of the Subsidiary Guarantors, and accordingly are senior to any of their existing and future subordinated debt obligations, equal in right of payment with any of their existing and future senior unsecured indebtedness and effectively subordinated to any of their existing and future secured indebtedness to the extent of the assets securing such debt (including the Subsidiary Guarantors' obligations under the 2011 Credit Agreement).

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of March 31, 2013, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 4, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a subsidiary guarantor, was more than a minor subsidiary as of and during the three month periods ended March 31, 2013 and 2012.

The following tables set forth, on a condensed consolidating basis, the balance sheets, the statements of earnings, comprehensive earnings and cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three months ended March 31, 2013 and March 31, 2012, respectively.

The following table represents our condensed consolidating balance sheet as of March 31, 2013 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,953	$465,141	$31,954	$—	$500,048
Investment in subsidiaries	1,637,201	—	—	(1,637,201)	—
Non-current assets	20,087	1,678,892	79,982	—	1,778,961
Total assets	$1,660,241	$2,144,033	$111,936	$(1,637,201)	$2,279,009
Liabilities and equity:
Current liabilities	$26,601	$304,366	$54,507	$—	$385,474
Total liabilities	1,065,589	567,240	51,528	—	1,684,357
Total equity	594,652	1,576,793	60,408	(1,637,201)	594,652
Total liabilities and equity	$1,660,241	$2,144,033	$111,936	$(1,637,201)	$2,279,009

The following table represents our condensed consolidating statement of earnings and comprehensive earnings for the three months ended March 31, 2013 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$393,978	$77,683	$—	$471,661
Total operating expenses	6,529	295,651	70,053	—	372,233
Operating income (loss)	(6,529)	98,327	7,630	—	99,428
Total other income (expense)	(13,514)	210	378	—	(12,926)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(20,043)	98,537	8,008	—	86,502
Provision (benefit) for income taxes	(7,417)	36,461	2,962	—	32,006
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(12,626)	62,076	5,046	—	54,496
Equity in earnings of consolidated entities, net of tax	66,556	—	—	(66,556)	—
Earnings from continuing operations	53,930	62,076	5,046	(66,556)	54,496
Loss from discontinued operations, net of tax	—	(566)	—	—	(566)
Net earnings	53,930	61,510	5,046	(66,556)	53,930
Total other comprehensive earnings (loss)	590	—	(251)	—	339
Comprehensive earnings	$54,520	$61,510	$4,795	$(66,556)	$54,269

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2013 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net earnings	$53,930	$61,510	$5,046	$(66,556)	$53,930
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(57,049)	80,889	17	66,556	90,413
Changes in assets and liabilities, net of effects from acquisitions	3,126	(244,356)	(654)	—	(241,884)
Net cash provided by (used in) operating activities	7	(101,957)	4,409	—	(97,541)
Net cash used in investing activities	—	(36,902)	(3,568)	—	(40,470)
Net cash used in financing activities	(8,860)	(952)	—	—	(9,812)
Net increase (decrease) in cash and cash equivalents	$(8,853)	$(139,811)	$841	$—	(147,823)
Cash and cash equivalents, beginning of period					236,241
Cash and cash equivalents, end of period					$88,418

The following table represents our condensed consolidating balance sheet as of December 31, 2012 (in thousands):

	Parent Company(1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,371	$650,978	$29,758	$—	$684,107
Investment in subsidiaries	1,579,697	—	—	(1,579,697)	—
Non-current assets	21,131	1,662,882	77,714	—	1,761,727
Total assets	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834
Liabilities and equity:
Current liabilities	$9,532	$539,031	$49,797	$—	$598,360
Total liabilities	1,061,303	794,713	46,922	—	1,902,938
Total equity	542,896	1,519,147	60,550	(1,579,697)	542,896
Total liabilities and equity	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834

The following table represents our condensed consolidating statement of earnings and comprehensive earnings for the three months ended March 31, 2012 (in thousands):

	Parent Company (2)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$409,773	$76,021	$—	$485,794
Total operating expenses	5,257	314,112	73,219	—	392,588
Operating income (loss)	(5,257)	95,661	2,802	—	93,206
Total other income (expense)	(16,402)	25	508	—	(15,869)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(21,659)	95,686	3,310	—	77,337
Provision (benefit) for income taxes	(8,079)	35,691	1,234	—	28,846
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(13,580)	59,995	2,076	—	48,491
Equity in earnings of consolidated entities, net of tax	60,701	—	—	(60,701)	—
Earnings from continuing operations	47,121	59,995	2,076	(60,701)	48,491
Loss from discontinued operations, net of tax	—	(1,370)	—	—	(1,370)
Net earnings	47,121	58,625	2,076	(60,701)	47,121
Total other comprehensive loss	(133)	—	(124)	—	(257)
Comprehensive earnings	$46,988	$58,625	$1,952	$(60,701)	$46,864

The following table represents our condensed consolidating statement of cash flows for the three months ended March 31, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$47,121	$58,625	$2,076	$(60,701)	$47,121
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(55,051)	31,712	70	60,701	37,432
Changes in assets and liabilities, net of effects from acquisitions	(12,249)	16,529	1,218	—	5,498
Net cash provided by (used in) operating activities	(20,179)	106,866	3,364	—	90,051
Net cash provided by (used in) investing activities	6,398	(35,539)	(5,764)	—	(34,905)
Net cash used in financing activities	(26,773)	(2,000)	—	—	(28,773)
Net increase (decrease) in cash and cash equivalents	$(40,554)	$69,327	$(2,400)	$—	26,373
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$103,728
______________

(1) The Parent Company does not allocate current or deferred income taxes to the Subsidiary Guarantors or Other Subsidiaries.
(2) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(11)     Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Dividend Declared

On April 18, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable June 13, 2013 to stockholders of record as of the close of business on May 30, 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: our ability to adapt our services to changes in technology or the marketplace; the impact of adverse changes in the level of real estate activity (including, among others, loan originations and foreclosures) on demand for certain of our services; our ability to maintain and grow our relationships with our customers; the effects of our substantial leverage on our ability to make acquisitions and invest in our business; the level of scrutiny being placed on participants in the mortgage industry and the foreclosure process in particular; risks associated with federal and state enforcement proceedings, inquiries and examinations currently underway or that may be commenced in the future with respect to our default services operations, and with civil litigation related to these matters; the impact of continued delays in the foreclosure process on the timing and collectability of our fees for certain services; changes to the laws, rules and regulations that regulate our businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on our business and reputation; risks associated with protecting information security and privacy; and other risks and uncertainties detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of the Company's Form 10-K, this Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional property appraisals provided through our appraisal management company; and

•	flood zone determination services, which assists lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	foreclosure administrative services, including administrative services and support provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services designed to preserve the value of properties securing defaulted loans;

•	default title and settlement services, which include a variety of services relating to the lender's ownership and eventual sale of REO properties; and

•	alternative property valuation services, which provide a range of default related valuation services supporting the foreclosure process.

General and administrative expenses that are not included in our operating segments are included in Corporate and Other.

Recent Trends and Developments

Our various businesses are impacted differently by the health of the real estate market, which is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. For instance, our origination services and some of our data businesses are directly affected by the volume of mortgage originations, and refinancing transactions in particular. In contrast, a weaker economy typically tends to increase the volume of consumer mortgage defaults, which can favorably affect the revenues from our default services operations in which we service residential mortgage loans in default, as well as from our Desktop solution. Unlike those market driven businesses, our mortgage processing business earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the impact of those events with increased market share or higher fees, our mortgage processing revenues could be adversely affected.
Due to the centralized nature of our origination services' title insurance and closing operations, our origination services are typically utilized in connection with refinancing transactions. The Mortgage Bankers Association ("MBA") estimates that the level of U.S. mortgage originations, by dollar volume, was $1.7 trillion in 2012 with refinancing transactions comprising approximately 70% of the total market. The substantial refinancing activity in the last few years has been driven by a historically low interest rate environment, as well as various governmental programs aimed at providing refinancing opportunities to borrowers who may not otherwise have been able to qualify to refinance their loans. However, in 2013, the MBA projects that mortgage originations will decrease to $1.5 trillion with refinancing volumes representing approximately 60% of total volume, which represents a year-over-year decrease in the aggregate dollar size of the refinancing market of approximately 29%. Actual mortgage origination levels have varied significantly from MBA projections in prior years, and other industry sources project declines in refinancing originations ranging from 2% to 27% in 2013. We believe the decrease in projections for the refinancing market in 2013 is due to, among other things, the potential for rising interest rates, current real estate prices, and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In addition, while the number of homeowners eligible to refinance their mortgages at the current lower interest rates remains significant, we believe the projected volume declines also take into account the possibility that the large volume of refinances in the last few years may have reduced the number of homeowners who may be interested in or would significantly benefit from refinancing in the future. In the event of an increase in interest rates or any other factor that would likely lead to a decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations would be adversely affected.

In order to address the struggling mortgage market of the last several years, several pieces of legislation have been enacted that are aimed at providing refinancing opportunities to homeowners who may not otherwise be able to refinance. For example, the Home Affordable Refinance Program (the “HARP”) is designed to assist homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. In October 2011, the Federal Housing Finance Agency announced a series of changes to HARP that made it easier for certain borrowers who owe more than their home is worth and who are current on their mortgage payments to obtain refinancing. Subsequently, in April 2013, the Federal Housing Finance Agency announced that HARP will be extended to December 31, 2015. The HARP program has increased volume through our centralized origination services since its inception, although its impact has not extended to our appraisal services as loans under the program do not require appraisals. We are uncertain as to what degree the HARP program may affect our results of operations in the future.

In addition to providing refinancing opportunities for underwater borrowers through HARP, the federal government also implemented the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. HAMP has been extended through December 31, 2013, and in 2012 the federal government relaxed certain eligibility requirements for the program and increased the financial incentives for banks to participate in it. Through February 2013, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.2 million loans currently eligible for HAMP, and offered 2.0 million trial modifications. Of those, approximately 1.2 million became permanent. We believe that HAMP has had an adverse effect on the processing of delinquent loans and therefore has negatively affected the results of operations of our default services operations in which we service residential loans in default, and it may continue to have a negative effect in the future as additional mortgages become eligible under the program. However, the pace of modifications has slowed and we believe HAMP will have a lessened impact going forward.

Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due to a prolonged period of elevated delinquency rates coupled with a significant slowdown in the processing of defaults and foreclosures over the last several years. While the slowdown is due in part to lenders trying to make modifications under HAMP, the processing of mortgage defaults and foreclosures has been significantly impacted by lenders focusing their resources on trying to confirm the compliance of their foreclosure procedures with applicable laws in the face of intense legal and regulatory scrutiny. For example, the processing of defaults and foreclosures slowed significantly while federal banking regulatory agencies conducted reviews during late 2010 and early 2011 of those processes, which resulted in the 14 largest banks and certain of their third party service providers, including us, entering into consent orders with those banking agencies in April 2011, and slowed further in 2011 and 2012 as the banks and their third party providers tried to work through the consent orders' requirements. In January 2013, ten of those banks entered into an $8.5 billion settlement with banking regulators to conclude their independent foreclosure reviews under the consent orders. State attorneys general have also focused on foreclosure practices, and in February 2012, five of the largest banks entered into a $25 billion settlement related to federal and state investigations into their foreclosure practices. We have also entered into settlement agreements with 49 states and the District of Columbia relating to certain practices within our default operations.
We cannot predict whether these settlements may result in more normalized foreclosure timelines in the future. Moreover, we cannot predict whether any additional legislative or regulatory changes will be implemented as a result of the findings of the banking agencies or whether the U.S. federal government may take additional action to address the current housing market and economic uncertainty. Some states have enacted or are considering adopting legislation, such as the California Homeowner Bill of Rights, that places additional responsibilities and restrictions on servicers with respect to the foreclosure process. Any such actions could further extend foreclosure timelines. Moreover, as the processing of foreclosures in accordance with applicable law becomes more onerous, many lenders are addressing loans in default through other means, such as short sales, in order to avoid the risks and liability now associated with the foreclosure process. If foreclosure timelines continue to be extended and delinquent loans are ultimately addressed through other processes, the results of our default operations will be adversely affected.
The slowdown in the processing of foreclosures has also adversely impacted a number of service providers in the default industry. For example, the foreclosure trustees that manage the foreclosure process for the servicers in many states are experiencing significant delays in the timing of receiving payments for their services. In many cases, these foreclosure trustees use our services, particularly our default title and our posting and publishing services. The fees for our services are passed through to the servicers, and we do not receive payment for these services until after the trustees are paid by the servicers, which often does not occur until the foreclosure process has been completed or the loan in default has otherwise been addressed. As foreclosure timelines continue to extend for longer periods, we have become uncertain of the trustees' ultimate ability to pay these fees and have increased our allowance for doubtful accounts. Continued delays in the foreclosure process and the timing of payments for these services could result in additional increases to our allowance for doubtful accounts or in the accounts becoming uncollectable.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 25, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income (Topic 220), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU requires an entity to disaggregate the total change of each component of other comprehensive earnings (OCE) and separately present reclassification adjustments and current period OCE. Under the ASU, both before-tax and net-of-tax presentations of the information are acceptable, as long as an entity presents the income tax benefit or expense attributed to each component of OCE in either the financial statement or the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We have adopted ASU No. 2013-02 on January 1, 2013, and have presented the required changes discussed above in our condensed consolidated statements of comprehensive earnings, included as part of Item 1 herein.

In July 2012, the FASB issued an amended standard, ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. The amended standard permits an assessment of qualitative factors to determine whether it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the standard eliminates the requirement to perform quantitative impairment testing. The amended standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We have adopted the amended standard on January 1, 2013, and we do not expect it to have an impact on the Company's consolidated financial position or results of operations.

Related Party Transactions

The Company did not have any related party transactions as of and during the three months ended March 31, 2013 and March 31, 2012.

Results of Operations for the three months ended March 31, 2013 and 2012

The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months ended March 31,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions, except per share amounts)	2013	2012	2013	2012	$	%
Revenues	$471.7	$485.8	100%	100%	$(14.1)	(3)%
Expenses:
Operating expenses	346.2	368.7	73%	76%	22.5	6%
Depreciation and amortization	26.1	23.9	6%	5%	(2.2)	(9)%
Total expenses	372.3	392.6	79%	81%	20.3	5%
Operating income	99.4	93.2	21%	19%	6.2	7%
Operating margin	21%	19%
Other income (expense)	(12.9)	(15.9)	(3)%	(3)%	3.0	19%
Earnings from continuing operations before income taxes	86.5	77.3	18%	16%	9.2	12%
Provision for income taxes	32.0	28.8	7%	6%	(3.2)	(11)%
Net earnings from continuing operations	54.5	48.5	12%	10%	6.0	12%
Loss from discontinued operations, net of tax	(0.6)	(1.4)	—%	—%	0.8	57%
Net earnings	$53.9	$47.1	11%	10%	$6.8	14%
Net earnings per share - diluted	$0.63	$0.56
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $14.1 million, or 3%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 due to a 31% decrease in default services partially offset by a 10% increase in technology, data and analytics and a 12% increase in origination services. The decrease in default services primarily resulted from reduced foreclosure volumes as the industry reacts to new federal and state regulations and requirements, such as the recent California Homeowner Bill of Rights, and from a more rigorous discipline around aligning risk and return within our default operations. These decreases were partially offset by a 12% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts. We also experienced 10% revenue growth in our TD&A segment, led by growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue; market share gains and higher professional services revenue in default technology; and growth in origination technology due to higher origination volume, which drives incremental transactional fees.

Operating Expenses

Operating expenses decreased $22.5 million, or 6%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Operating expenses as a percentage of revenues decreased to 73% during the three months ended March 31, 2013 as compared to 76% during the three months ended March 31, 2012. This decrease is primarily attributable to a favorable revenue mix and related operating leverage in our higher margin technology and origination services operations partially offset by continued investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model, and from reduced operating leverage in default services from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million, or 9%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Depreciation and amortization as a percentage of revenues have increased to 6% during the three months ended March 31, 2013, compared to 5% during the three months ended March 31, 2012, primarily due to increased amortization resulting from greater investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating income increased $6.2 million during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Operating margin increased to 21% during the three months ended March 31, 2013 from 19% during the three months ended March 31, 2012 as a result of the factors described above.

Other Income (Expense)

Other income (expense) decreased $3.0 million, or 19%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012, primarily due to lower interest rates and principal balances on our long term debt. As a result of the refinancing of our senior notes and payoff of our Term Loan B that occurred during the fourth quarter of 2012, we retired our Term Loan B and 2016 senior notes, which had interest rates of 5.50% and 8.125%, respectively, with the proceeds from an offering of our 2023 senior notes with an interest rate of 5.75%.

Provision for Income Taxes

Provision for income taxes on continuing operations were $32.0 million and $28.8 million during the three months ended March 31, 2013 and 2012, respectively, which resulted in an effective tax rate of 37.0% and 37.3%, respectively. The effective rate decreased in 2013 primarily due to the utilization of federal and state tax credits, partially offset by the impact of stock option forfeitures.

Loss from Discontinued Operations, net

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and IRMS, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which is now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment. Loss from discontinued operations, net of tax, was $0.6 million and $1.4 million for the three month periods ended March 31, 2013 and 2012, respectively. See note 5 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings increased $6.8 million during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Net earnings per diluted share increased to $0.63 during the three months ended March 31, 2013 as compared to $0.56 during the three months ended March 31, 2012. The increases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended March 31,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues
Technology:	$177.4	$161.3	92%	92%	$16.1	10%
Servicing Technology	115.7	108.4	60%	62%	7.3	7%
Default Technology	36.6	31.6	19%	18%	5.0	16%
Origination Technology	25.1	21.4	13%	12%	3.7	17%
Data and Analytics	16.2	14.0	8%	8%	2.2	16%
Total Revenues	193.6	175.3	100%	100%	18.3	10%
Expenses:
Operating expenses	113.1	104.7	58%	60%	(8.4)	(8)%
Depreciation and amortization	20.3	18.5	11%	11%	(1.8)	(10)%
Total expenses	133.4	123.2	69%	70%	(10.2)	(8)%
Operating income	$60.2	$52.1	31%	30%	$8.1	16%
Operating margin	31%	30%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $18.3 million, or 10%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. During the first three months of 2013, the increase in revenue is due to growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue; market share gains and higher professional services revenue in default technology; and growth in origination technology due to higher origination volume, which drives incremental transactional fees.

Operating Expenses

Operating expenses increased $8.4 million, or 8%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Operating expenses as a percentage of revenues decreased to 58% during the three months ended March 31, 2013, compared to 60% during the three months ended March 31, 2012, primarily as a result of increased operating leverage due to revenue growth in our technology operations, partially offset by continued investments in our origination technology in order to extend our services from a software licensing model to a software as a service (“SaaS”) model.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 10%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Depreciation and amortization as a percentage of revenues have remained constant at 11% during the three months ended March 31, 2013 and 2012.

Operating Income

Operating margin increased to 31% during the three months ended March 31, 2013 as compared to 30% during the three months ended March 31, 2012 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended March 31,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013	2012	2013	2012	$	%
Revenues
Origination Services	$164.4	$146.8	59%	47%	$17.6	12%
Default Services	113.6	165.5	41%	53%	(51.9)	(31)%
Total Revenues	278.0	312.3	100%	100%	(34.3)	(11)%
Expenses:
Operating expenses	222.6	255.6	80%	82%	33.0	13%
Depreciation and amortization	4.9	4.4	2%	1%	(0.5)	(11)%
Total expenses	227.5	260.0	82%	83%	32.5	13%
Operating income	$50.5	$52.3	18%	17%	$(1.8)	(3)%
Operating margin	18%	17%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $34.3 million, or 11%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. This was primarily due to a 31% decrease in our default services revenue partially offset by a 12% increase in origination services revenue. The decrease in default services primarily resulted from reduced foreclosure volumes as the industry reacts to new federal and state regulations and requirements, such as the recent California Homeowner Bill of Rights, and from a more rigorous focus around aligning risk and return within our default services operations. These decreases were partially offset by a 12% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts.

Operating Expenses

Operating expenses decreased $33.0 million, or 13%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Operating expenses as a percentage of revenues decreased to 80% during the three months ended March 31, 2013 as compared to 82% during the three months ended March 31, 2012. This decrease is primarily attributable to favorable revenue mix and related operating leverage in our higher margin origination services resulting from increased loan origination volumes, partially offset by reduced operating leverage in default services as a result of the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased 11%, or $0.5 million, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Depreciation and amortization as a percentage of revenue increased to 2% during the three month period ended March 31, 2013 as compared to 1% during the three months ended March 31, 2012 primarily due to amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating margin increased to 18% during the three months ended March 31, 2013 from 17% during the three months ended March 31, 2012 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expenses for this segment remained relatively constant at $11.3 million for the three months ended March 31, 2013 as compared to $11.1 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash Requirements

Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.

At March 31, 2013, we had cash and cash equivalents of $88.4 million and debt of $1,068.1 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of March 31, 2013, we also have remaining availability under our revolving credit facility of approximately $398.1 million.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. On April 18, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable June 13, 2013 to stockholders of record as of the close of business on May 30, 2013. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the acquisition of select businesses.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of March 31, 2013, we have not utilized any of the available repurchase authority.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash (used in) provided by operating activities was approximately $(97.5) million and $90.1 million during the three months ended March 31, 2013 and 2012, respectively. The decline in cash provided by operating activities during the first three months of 2013 when compared to the first three months of 2012 was primarily due to cash payments of approximately $159 million made during 2013 related to settlement agreements with the attorneys general of 45 states and the District of Columbia as well as the U.S. Attorney's office for the Middle District of Florida. See note 8 to our condensed consolidated financial statements included in Part I for a detailed description of our pending and threatened litigation and regulatory matters related to our operations.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $40.5 million and $34.9 million during the three months ended March 31, 2013 and 2012, respectively. The increase in cash used in investing activities during the first three months of 2013 when compared to the first three months of 2012 was primarily due to the net impact of our disposition activities, as we disposed of our Tax Services and SoftPro business units during the first three months of 2012 for net cash proceeds of $6.4 million.

Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $28.1 million and $23.7 million on capital expenditures during the three months ended March 31, 2013 and 2012, respectively.

Financing Activities

Cash used in financing activities was approximately $9.8 million and $28.8 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in cash used in financing activities during the first three months of 2013 when compared to the first three months of 2012 was primarily due to decreased debt principal payments during the first quarter of 2013 due to prepayments made on our Term A Loan during 2012.

Financing

On August 18, 2011, the Company entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement . On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made from the fiscal year ending December 31, 2012 to the fiscal year ending December 31, 2013.

The 2011 Credit Agreement currently consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term Loan A in an initial aggregate principal amount of $535 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of March 31, 2013, we were paying an annual margin on the Term Loan A of 2.0%.

The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of March 31, 2013, we have prepaid approximately $26.7 million on the Term Loan A.

In addition to scheduled principal payments, the Term Loan A is (with certain exceptions) subject to mandatory prepayment upon issuances of debt, casualty and condemnation events, and sales of assets, as well as from up to 50% of excess cash flow (as defined in the Credit Agreement) in excess of an agreed threshold commencing with the cash flow for the year ended December 31, 2013. Voluntary prepayments of the loan are generally permitted at any time without fee upon proper notice and subject to a minimum dollar requirement. Commitment reductions of the revolving credit facility are also permitted at any time without fee upon proper notice. The revolving credit facility has no scheduled principal payments, but it will be due and payable in full on August 18, 2016.

The Company is allowed to raise additional term loans and/or increase commitments under the Revolving Credit Facility in an aggregate principal amount of up to $250 million (the “Incremental Facilities”). The Incremental Facilities are subject to restrictions on pricing and tenor of any new term loan, pro-forma compliance with financial covenants, a pro-forma leverage ratio not to exceed 2.00:1.00, and other usual and customary conditions.
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

Senior Notes

On October 12, 2012, we issued $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest will be paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. The net proceeds of the offering, along with cash on hand, were used to purchase and redeem $362 million aggregate principal amount of our senior notes due 2016, to prepay in full the Term Loan B under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions.
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

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at March 31, 2013 is estimated to be approximately 103% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

See note 7 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

As of March 31, 2013, there have been no significant changes to our contractual obligations, including our scheduled principal maturities on long-term debt, data processing and maintenance commitments, operating lease payments, and deferred compensation obligations, since our Annual Report on Form 10-K was filed on February 25, 2013.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of March 31, 2013, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $265.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are routinely subject to a variety of risks, including those described in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K that was filed on February 25, 2013 and our other filings with the Securities and Exchange Commission. For example, we are exposed to the risk that decreased lending and real estate activity, which depend in part on the level of interest rates, may reduce demand for certain of our services and adversely affect our results of operations. The risks related to our business also include certain market risks that may affect our debt and other financial instruments. In particular, we face the market risks associated with our cash equivalents and interest rate movements on our outstanding debt. We regularly assess market risks and have established policies and business practices to protect against the adverse effects of these exposures.

Our cash equivalents are predominantly invested with high credit quality financial institutions, and consist of short-term investments such as money market demand accounts, money market funds and demand deposit accounts.

We are a highly leveraged company, with approximately $1,068.1 million in debt outstanding as of March 31, 2013. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of March 31, 2013, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.6 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

See Litigation and Regulatory Matters in Note 8 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of March 31, 2013, we have not utilized any of the available repurchase authority.

Item 6. Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* This exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into anything under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2013	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
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
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* This exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into anything under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.