Form 10-Q
period 2013-06-30
Lender Processing Services, Inc.
filed 2013-08-08
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐ No ☑

As of August 6, 2013, 85,310,393 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2013

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$142,490	$236,241
Trade receivables, net of allowance for doubtful accounts of $40.5 million and $45.5 million, respectively	248,210	274,783
Other receivables	5,806	3,800
Income tax receivable	17,503	—
Prepaid expenses and other current assets (inclusive of investments carried at fair value) - see note 4	42,739	41,541
Deferred income taxes, net	88,213	127,742
Total current assets	544,961	684,107
Property and equipment, net of accumulated depreciation of $208.9 million and $195.7 million, respectively	122,398	126,633
Computer software, net of accumulated amortization of $223.2 million and $205.0 million, respectively	262,431	245,271
Other intangible assets, net of accumulated amortization of $290.3 million and $286.3 million, respectively	20,161	23,670
Goodwill	1,109,304	1,109,304
Other non-current assets (inclusive of investments carried at fair value) - see note 4	279,322	256,849
Total assets	$2,338,577	$2,445,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$26,750	$—
Trade accounts payable	45,373	38,901
Accrued salaries and benefits	77,175	107,984
Legal and regulatory accrual	88,578	223,149
Other accrued liabilities	140,137	169,458
Deferred revenues	58,144	58,868
Total current liabilities	436,157	598,360

Deferred revenues	23,325	24,987
Deferred income taxes, net	194,314	174,303
Long-term debt, net of current portion	1,041,375	1,068,125
Other non-current liabilities	32,862	37,163
Total liabilities	1,728,033	1,902,938

Commitments and contingencies (note 8)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at June 30, 2013 and December 31, 2012	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at June 30, 2013 and December 31, 2012	10	10
Additional paid-in capital	245,297	250,016
Retained earnings	749,876	694,148
Accumulated other comprehensive loss	(2,983)	(3,079)
Treasury stock at cost; 12.1 million and 12.5 million shares at June 30, 2013 and December 31, 2012, respectively	(381,656)	(398,199)
Total stockholders' equity	610,544	542,896
Total liabilities and stockholders' equity	$2,338,577	$2,445,834
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$468,880	$513,377	$940,541	$999,171
Expenses:
Operating expenses	343,841	369,513	690,000	738,187
Depreciation and amortization	26,652	23,453	52,726	47,367
Legal and regulatory charges	47,641	144,476	51,566	144,476
Exit costs, impairments and other charges	5,626	—	1,701	—
Total expenses	423,760	537,442	795,993	930,030
Operating income (loss)	45,120	(24,065)	144,548	69,141
Other income (expense):
Interest income	565	454	1,144	902
Interest expense	(13,083)	(16,455)	(26,597)	(32,857)
Other income, net	282	74	291	159
Total other income (expense)	(12,236)	(15,927)	(25,162)	(31,796)
Earnings (loss) from continuing operations before income taxes	32,884	(39,992)	119,386	37,345
Provision (benefit) for income taxes	12,162	(4,878)	44,168	23,968
Earnings (loss) from continuing operations	20,722	(35,114)	75,218	13,377
Loss from discontinued operations, net of tax	(1,638)	(2,766)	(2,204)	(4,136)
Net earnings (loss)	$19,084	$(37,880)	$73,014	$9,241

Net earnings (loss) per share - basic from continuing operations	$0.24	$(0.42)	$0.88	$0.16
Net loss per share - basic from discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
Net earnings (loss) per share - basic	$0.22	$(0.45)	$0.86	$0.11
Weighted average shares outstanding - basic	85,097	84,578	85,010	84,511

Net earnings (loss) per share - diluted from continuing operations	$0.24	$(0.42)	$0.88	$0.16
Net loss per share - diluted from discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
Net earnings (loss) per share - diluted	$0.22	$(0.45)	$0.86	$0.11
Weighted average shares outstanding - diluted	85,560	84,578	85,359	84,680

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net earnings (loss)	$19,084	$(37,880)	$73,014	$9,241
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments, net of tax (1):
Unrealized holding (losses) gains	(1,834)	1,044	(2,074)	977
Reclassification adjustments for gains on sold investments included in net earnings	(17)	—	(30)	(57)
Total unrealized (loss) gain on investments, net of tax (1)	(1,851)	1,044	(2,104)	920

Unrealized gain (loss) on interest rate swaps, net of tax (2):
Unrealized holding gains (losses)	1,049	(2,344)	1,032	(3,107)
Reclassification adjustments for losses included in net earnings	646	648	1,253	1,277
Total unrealized gain (loss) on interest rate swaps, net of tax (2)	1,695	(1,696)	2,285	(1,830)
Currency translation adjustment	(87)	—	(85)	—
Other comprehensive (loss) earnings	(243)	(652)	96	(910)
Comprehensive earnings (loss)	$18,841	$(38,532)	$73,110	$8,331
____________
(1) Net of income tax benefit of $1.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively and $1.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

(2) Net of income tax (expense) benefit of $(1.0) million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively and $(1.4) million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Six Months Ended June 30, 2013
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2012	97,427	$10	$250,016	$694,148	$(3,079)	(12,514)	$(398,199)	$542,896
Net earnings	—	—	—	73,014	—	—	—	73,014
Cash dividends declared (1)(2)	—	—	—	(17,286)	—	—	—	(17,286)
Exercise of stock options and restricted stock vesting	—	—	(18,372)	—	—	364	16,543	(1,829)
Stock-based compensation cost	—	—	13,653	—	—	—	—	13,653
Unrealized loss on investments, net	—	—	—	—	(2,104)	—	—	(2,104)
Unrealized gain on interest rate swaps, net	—	—	—	—	2,285	—	—	2,285
Currency translation adjustment	—	—	—	—	(85)	—	—	(85)
Balances, June 30, 2013	97,427	$10	$245,297	$749,876	$(2,983)	(12,150)	$(381,656)	$610,544
____________

(1)	Dividends of $0.10 per common share were paid on March 21, 2013 and June 13, 2013.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until a vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$73,014	$9,241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,710	48,889
Amortization of debt issuance costs	2,091	2,231
Asset impairment charges	785	3,688
Gain on sale of discontinued operations	—	(8,321)
Deferred income taxes, net	59,086	(15,415)
Stock-based compensation cost	13,653	12,348
Income tax effect of equity compensation	(533)	1,034
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	26,484	26,911
Income tax receivable	(17,503)	—
Other receivables	(2,006)	(2,296)
Prepaid expenses and other assets	(10,847)	(14,053)
Deferred revenues	(2,385)	7,752
Accounts payable, accrued liabilities and other liabilities	(188,073)	145,877
Net cash provided by operating activities	6,476	217,886

Cash flows from investing activities:
Additions to property and equipment	(12,619)	(11,989)
Additions to capitalized software	(42,819)	(37,988)
Purchases of investments, net of proceeds from sales	(10,039)	(8,728)
Acquisition of title plants and property records data	(15,482)	(22,613)
Proceeds from sale of discontinued operations, net of cash distributed	—	18,706
Net cash used in investing activities	(80,959)	(62,612)

Cash flows from financing activities:
Debt service payments	—	(71,457)
Exercise of stock options and restricted stock vesting	(1,829)	(2,734)
Income tax effect of equity compensation	533	(1,034)
Dividends paid	(17,020)	(16,913)
Payment of contingent consideration related to acquisitions	(952)	(2,000)
Net cash used in financing activities	(19,268)	(94,138)

Net (decrease) increase in cash and cash equivalents	(93,751)	61,136
Cash and cash equivalents, beginning of period	236,241	77,355
Cash and cash equivalents, end of period	$142,490	$138,491

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,087	$29,378
Cash paid for taxes	$6,483	$21,589

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

The unaudited financial information included in this report includes the accounts of Lender Processing Services, Inc. and its wholly-owned subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. This report should be read in conjunction with the Company's Annual Report on Form 10-K that was filed on February 25, 2013 and our other filings with the Securities and Exchange Commission.

Reporting Segments

We are a provider of integrated technology, data and services to the mortgage lending industry, with a market leading position in mortgage processing in the U.S. We conduct our operations through two reporting segments, Technology, Data and Analytics ("TD&A") and Transaction Services.

Reclassifications

Certain prior period information has been reclassified to conform with the current period presentation.

Proposed Transaction with FNF

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fidelity National Financial, Inc. (“FNF”) and Lion Merger Sub, Inc., a subsidiary of FNF (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a subsidiary of FNF (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of LPS and FNF, at the effective time of the Merger, each share of Company common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time (other than (i) shares owned by the Company, its subsidiaries, FNF or Merger Subsidiary and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive (i) $22.303 in cash, as the same may be increased pursuant to the Merger Agreement (the “Cash Consideration”), and (ii) a fraction of a share of Class A common stock, par value $0.0001 per share, of FNF (“FNF Common Stock”) equal to an exchange ratio, established (and subject to adjustment) under the terms of the Merger Agreement (such exchange ratio, the “Exchange Ratio” and such consideration the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
Prior to mailing the joint proxy statement/prospectus in connection with the Merger, FNF can elect to alter the consideration mix by further increasing the Cash Consideration such that the total of all such increases do not exceed $16.625 per share of Company Common Stock (including the prior $5.678 increase), in which event there would be corresponding decreases in the Stock Consideration as provided under the terms of the Merger Agreement and the Exchange Ratio would be adjusted to reflect the new consideration mix. However, if FNF elects to increase the Cash Consideration and the Average FNF Stock Price (as defined in the Merger Agreement) is greater than $26.763, then the Exchange Ratio will be adjusted to reflect the increased value that would have been received at the closing of the Merger had FNF not elected to alter the consideration mix.
Consummation of the Merger is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger (the “Company Stockholder Approval”), (ii) to the extent required under the terms of the Merger Agreement, the approval of the issuance of shares of FNF Common Stock in connection with the Merger (the “FNF Share Issuance”) by the holders of a majority of the shares of FNF Common Stock represented at a meeting of FNF stockholders, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) the consent or approval by certain state regulatory entities, (v) the absence of any injunction or applicable law prohibiting consummation of the Merger, (vi) to the extent shares of FNF Common Stock will be issued in the Merger, the Registration Statement on Form S-4 filed with respect to the Merger and the FNF Share Issuance having been declared effective by the Securities and Exchange Commission (the “SEC”), (vii) to the extent shares of FNF Common Stock will be issued in the Merger, such shares having been approved for listing on the New York Stock Exchange, (viii) the accuracy of the representations and warranties made by the Company, FNF and Merger Subsidiary (subject to materiality qualifiers), including the absence of any change, effect, event, occurrence, circumstance or state of facts, from March 31, 2013 to the effective time of the Merger, that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or a FNF Material Adverse Effect (as defined in the Merger Agreement) with respect to FNF and (ix) the performance, in all material respects, by each of the Company, FNF and Merger Subsidiary of all of its obligations under the Merger Agreement. The Merger Agreement contains customary representations and warranties made by the Company, FNF and Merger Subsidiary. The Merger Agreement also contains customary covenants. In addition, each of the Company and FNF has agreed (i) to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) not to take certain actions prior to the closing of the Merger without the prior consent of the other party.
In connection with the Merger, on July 12, 2013, the Company received a request for additional information and documentary material, often referred to as a “Second Request”, from the United States Federal Trade Commission (the “FTC”) in connection with the HSR Act regulatory review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and FNF have substantially complied with the Second Request, unless that period is extended voluntarily by the Company and FNF or terminated sooner by the FTC. The Company expects the transaction to close in the fourth quarter of 2013.
The Merger Agreement contains certain termination rights for the Company and FNF. Among other things, the Company can terminate the Merger Agreement if the Average FNF Stock Price is less than $20.00 at the time when all other closing conditions are satisfied. The Merger Agreement also specifies circumstances in which the Company would be required to pay FNF a termination fee of $74 million, and circumstances in which FNF would be required to pay the Company a reverse termination fee of $74 million.

Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8‑K filed by the Company on May 28, 2013 under Item 1.01, and the full text of the Merger Agreement in Exhibit 2.1 to that Form 8‑K.

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

As of June 30, 2013 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$80.7	$4.8	$75.9	$—	$80.7
Interest rate swaps (note 7)	Liability	$4.9	$—	$4.9	$—	$4.9

As of December 31, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$74.6	$5.1	$69.5	$—	$74.6
Interest rate swaps (note 7)	Liability	$8.6	$—	$8.6	$—	$8.6

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

Fair Value of Assets Acquired and Liabilities Assumed

The fair values of assets acquired and liabilities assumed in business combinations are estimated using various assumptions. The most significant assumptions, and those requiring the most judgment, involve the estimated fair values of contingent consideration, intangible assets and software, with the remaining value, if any, attributable to goodwill. The Company utilizes third-party experts to assist with determining the fair values of intangible assets and software purchased in business combinations.

(3)	Net Earnings Per Share

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings (loss) per share for the three and six months ending June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings (loss) from continuing operations, net of tax	$20,722	$(35,114)	$75,218	$13,377
Loss from discontinued operations, net of tax	(1,638)	(2,766)	(2,204)	(4,136)
Net earnings (loss)	$19,084	$(37,880)	$73,014	$9,241

Net earnings (loss) per share - basic from continuing operations	$0.24	$(0.42)	$0.88	$0.16
Net loss per share - basic from discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
Net earnings (loss) per share - basic	$0.22	$(0.45)	$0.86	$0.11
Weighted average shares outstanding - basic	85,097	84,578	85,010	84,511

Net earnings (loss) per share - diluted from continuing operations	$0.24	$(0.42)	$0.88	$0.16
Net loss per share - diluted from discontinued operations	(0.02)	(0.03)	(0.02)	(0.05)
Net earnings (loss) per share - diluted	$0.22	$(0.45)	$0.86	$0.11
Weighted average shares outstanding - diluted	85,560	84,578	85,359	84,680

Options to purchase approximately 2.4 million and 7.3 million shares of our common stock for the three months ended June 30, 2013 and 2012, respectively, and 3.8 million and 7.5 million shares of our common stock for the six months ended June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings (loss) per share because they were antidilutive. In addition, as of June 30, 2013, 1.8 million shares of restricted stock are not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares in the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 6, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of June 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

(4)	Investments

Our title insurance underwriter subsidiary, National Title Insurance of New York, Inc. ("NTNY"), is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within prepaid expenses and other current assets and other non-current assets. Any unrealized gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity or sale date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired.

The amortized cost and fair value of our available for sale securities at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2013	$80,551	$1,765	$(1,596)	$80,720
As of December 31, 2012	$71,035	$3,669	$(83)	$74,621

There have been no significant changes to the stated maturities on our investment portfolio since December 31, 2012, as reflected in our 2012 Annual Report on Form 10-K.

(5)	Discontinued Operations

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and Insurance Risk Management Services, all of which were previously included as part of the TD&A segment. Also during 2012, the Company sold its Tax Services business (other than our tax data services, which are now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment.

Each of these asset groups qualifies as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations. Under that guidance, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of operations. As of June 30, 2013, all significant remaining assets and liabilities associated with these held for sale businesses had been disposed of.

The table below illustrates the components of the loss from discontinued operations, net of tax, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$514	$21,522	$4,757	$48,537
Pretax loss from discontinued operations before impairment charges	$(2,569)	$(2,684)	$(3,468)	$(6,974)
Impairment charges (1):
Intangible assets	—	—	—	(226)
Goodwill	—	—	—	(2,281)
Other	—	—	—	(335)
Total impairment charges	—	—	—	(2,842)
Pretax loss from operations	(2,569)	(2,684)	(3,468)	(9,816)
Other income (expense) (2)	(31)	261	(31)	8,325
Income tax benefit (expense) on discontinued operations	962	(343)	1,295	(2,645)
Loss from discontinued operations, net of tax	$(1,638)	$(2,766)	$(2,204)	$(4,136)

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

During 2012, management committed to a restructuring plan (the "Fourth Quarter 2012 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. All payouts related to our Fourth Quarter 2012 Restructuring Plan are expected to be made by December 31, 2013.

The following table sets forth the Company's Fourth Quarter 2012 Restructuring Plan, exclusive of stock-based compensation charges, as of and for the six months ended June 30, 2013 (in millions):

4th Quarter 2012 Restructuring Plan	Other Accrued Liabilities December 31, 2012	Cash Paid	Other Accrued Liabilities June 30, 2013
Ongoing termination arrangement	$1.1	$(0.4)	$0.7

(7)	Long-Term Debt

Long-term debt as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Term Loan A, secured, interest payable at LIBOR plus 2.00% (2.19% at June 30, 2013) quarterly principal amortization, maturing August 2016	$468,125	$468,125
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings) (2.19% at June 30, 2013), Fed-funds plus 2.00% (Swingline borrowings) (2.07% at June 30, 2013), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.50% (Base Rate Borrowings) (2.07%, 4.75% or 2.69%, respectively, at June 30, 2013), maturing August 2016. Total of $398.1 million unused (net of outstanding letters of credit) as of June 30, 2013	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 5.75%, due Oct. 2023	600,000	600,000
Total debt	1,068,125	1,068,125
Less current portion	(26,750)	—
Long-term debt, excluding current portion	$1,041,375	$1,068,125

Financing

On August 18, 2011, the Company entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement. On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made to the fiscal year ending December 31, 2013.

The 2011 Credit Agreement currently consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term Loan A in an initial aggregate principal amount of $535 million.

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of June 30, 2013, we were paying an annual margin on the Term Loan A of 2.0%.

The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of June 30, 2013, we had prepaid approximately $20.1 million on the Term Loan A, which was paid in 2012.

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
The Indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, as further described below, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. As of June 30, 2013 and December 31, 2012, NTNY had statutory capital and surplus of $46.0 million and $38.8 million, respectively, and it had the statutory ability to pay dividends to the Company of up to $14.9 million and $11.3 million, respectively.

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

The amount of dividends the Company is able to declare and pay to its stockholders is restricted by certain covenants contained in the Indenture. Under the Indenture, we may not make certain restricted payments, including payments of dividends or distributions on our common stock, in excess of an amount generally equal to the sum of (i) 50% of consolidated net income generated since July 1, 2008, plus (ii) a $40 million annual exclusion, plus (iii) an additional aggregate $75 million exclusion over the life of the 2023 Notes. As a result of this restriction, as of June 30, 2013 and December 31, 2012, approximately $241 million and $221 million, respectively, of our consolidated retained earnings balance, which totaled $750 million and $694 million respectively, was available for the payment of dividends. Our Credit Agreement also contains a limit on the payment of dividends, the amount of which is significantly in excess of the amount available under the Indenture. Currently, under the terms of the Merger Agreement with FNF, we are prohibited from paying dividends other than our regular quarterly cash dividend of $0.10 per share without obtaining the prior written consent of FNF.

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at June 30, 2013 is estimated to be approximately 104% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.19% as of June 30, 2013) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $75 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.19% as of June 30, 2013) and the Company pays a fixed rate of 2.080%. The effective date of the swap is December 31, 2012 and the maturity date is December 31, 2013.

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

Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	June 30, 2013	December 31, 2012
Other accrued liabilities	$0.7	$1.4
Other long-term liabilities	$4.2	$7.2

A cumulative loss of $3.0 million and $5.3 million is reflected in accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (loss) (“OCE”) and on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012 is as follows (in millions):

	Amount of (Gain) Loss Recognized in OCE on Interest Rate Hedges		Amount of Loss Reclassified from Accumulated OCE into Earnings (included within interest expense)
Interest Rate Swap contract	2013	2012	2013	2012
Three months ended June 30,	$(1.7)	$3.8	$1.0	$1.0
Six months ended June 30,	$(1.7)	$5.1	$2.0	$2.1

Approximately $1.9 million (net of tax) of the balance in accumulated other comprehensive loss as of June 30, 2013 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of June 30, 2013, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

(8)	Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes purported class action lawsuits which make allegations related to various aspects of our operations. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that no actions, other than those matters discussed below, depart from customary litigation or regulatory inquiry incidental to our business.

In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for legal and regulatory matters totaled $88.6 million and $223.1 million as of June 30, 2013 and December 31, 2012, respectively. The accrual, which was adjusted during the current quarter to reflect changes in the estimated costs to resolve certain of the matters described below, represents management's best estimate of future costs of settlement, damages and associated legal and professional fees with respect to matters that remain pending and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss for pending matters in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.

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

Based on our current knowledge, we believe that the outcome of all pending or threatened legal and regulatory matters, including those described below, will not have a material adverse impact on our business operations, consolidated financial condition or liquidity. However, it is difficult to predict the final outcome of these matters due, among other things, to the early stage of certain of these matters and the fact that these matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities. As a result, there can be no assurance that we will not incur costs and expenses in the future in excess of the amount of our current accrual that would be material, including but not limited to settlements, damages, fines or penalties and legal costs, or be subject to other remedies, as a result of the matters described below or other legal or regulatory matters. Therefore, it is reasonably possible that the accrual for legal and regulatory matters will change and that the change could become material to the consolidated financial statements.

Litigation Matters

Securities Fraud Litigation

On January 28, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) resolving the securities class action litigation brought against us by St. Clair Shores General Employees' Retirement System.  The Settlement Agreement contains a termination provision that the Company can exercise in the event that shareholders owning a sufficient number of shares elect to opt out of the settlement.  We have recently received notice that an institutional investor has opted out of the settlement and filed a separate securities disclosure litigation complaint against us.  The number of shares owned by such institutional investor during the class period is sufficient to trigger our right to terminate the settlement and we are currently evaluating whether to continue to go forward with the settlement. If we do choose to go forward, the settlement remains subject to the entry of a final order by the United States District Court for the Middle District of Florida. We intend to vigorously defend this matter.

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

Merger Litigation

On May 31, 2013, the plaintiff in Wheatley amended its complaint to further allege that the directors of the Company breached their fiduciary duties of care and loyalty to the shareholders of the Company by voting in favor of the Company entering into an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2013 with Fidelity National Financial, Inc. (“FNF”) and Lion Merger Sub, Inc., a subsidiary of FNF (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a subsidiary of FNF (the “Proposed Merger”). The new claims allege that the directors of the Company breached their fiduciary obligations by (i) failing to adequately value the Company, (ii) preventing a competitive bidding process for the Company, and (iii) ignoring conflicts of interest stemming from the directors' interrelationships or connections with the Proposed Merger. The complaint also alleges that FNF and Thomas H. Lee Partners LP aided and abetted the directors' breach of their fiduciary obligations. The new counts in the Wheatley complaint seek to preliminarily and permanently enjoin the parties from proceeding with and consummating the Proposed Merger or, in the event the Proposed Merger is consummated, to rescind or set it aside and/or award the plaintiff class an unspecified amount of rescissory or compensatory damages. On June 3, 2013, an individual plaintiff, on behalf of herself and other similarly situated plaintiffs, filed a complaint titled Pruitt v. Lender Processing Services, et al, in the Court of Chancery of the State of Delaware against the Company, its directors, FNF and Merger Subsidiary alleging that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger based on the same conduct alleged in the new counts of the Wheatley case. Pruitt also alleges that the Company, FNF and Merger Subsidiary aided and abetted such misconduct. On June 4, 2013, the Orlando Police Pension Fund, on behalf of itself and other similarly situated plaintiffs, filed a complaint in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida against the Company, its directors, FNF and Merger Subsidiary. The Orlando Police Pension Fund v. Lender Processing Services, Inc. case alleges that the directors of the Company engaged in conduct similar to that alleged in Pruitt, and thereby breached their fiduciary duties in connection with the Proposed Merger. The complaint also alleges that the Company, FNF and Merger Subsidiary aided and abetted such misconduct. The complaint in each of Pruitt and Orlando Police Pension Fund seeks to preliminarily and permanently enjoin the parties from proceeding with and consummating the Proposed Merger or, in the event the Merger is consummated, to rescind or set it aside and/or award the plaintiff class an unspecified amount of rescissory or compensatory damages. The Company intends to vigorously defend these matters.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU. The Company intends to vigorously defend this matter. We have increased our legal accrual as of June 30, 2013 to reflect the additional costs expected to litigate this matter to conclusion.

Regulatory Matters

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging that certain document execution practices and administrative services provided to attorneys violated the Nevada Unfair and Deceptive Trade Practices Act. The complaint seeks an unspecified amount of damages. The Company intends to vigorously defend this matter. We have increased our legal accrual as of June 30, 2013 to reflect the additional costs expected to litigate this matter to conclusion.

Consent Order

Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), we entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of our services included the services provided by our default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, we agreed to further study the issues identified in the review and to enhance our compliance, internal audit, risk management and board oversight plans with respect to those businesses. We also agreed to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. The document execution review by the independent third party is likely to continue to take longer than we originally anticipated. We have increased our legal accrual as of June 30, 2013 to reflect the additional fees and costs we expect the independent third party will charge us to complete the review. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services we provided, we have agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which we have agreed to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. We have also agreed to make periodic reports to the banking agencies on our progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below and in our 2012 Annual Report on Form 10-K filed on February 25, 2013.

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2013, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $241.3 million.

(9)	Stock Award Plans

Restricted Stock

On May 1, 2013, the Company granted approximately 0.9 million shares of restricted stock with a grant date fair value of $26.93 per share. Generally, these restricted shares are subject to both a service and performance-based vesting condition. If the performance objective is not achieved, the restricted stock is subject to automatic forfeiture to the Company for no consideration. Dividends on the unvested restricted stock are accrued until the vest date, at which time they are paid in full to the participants. Additionally, all executive officers of the Company who were granted restricted stock in connection with this grant are required to hold a portion of their vested shares for the longer of 12 months following vesting or until applicable stock ownership requirements are met.

As of June 30, 2013, approximately 1.8 million shares of restricted stock awards were outstanding.

(10)	Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended June 30, 2013 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$194,000	$274,860	$20	$468,880
Operating expenses (1)	113,499	218,927	11,415	343,841
Depreciation and amortization	20,880	4,842	930	26,652
Legal and regulatory charges	—	—	47,641	47,641
Exit costs, impairments and other charges	115	575	4,936	5,626
Operating income (loss)	59,506	50,516	(64,902)	45,120
Total other income (expense)	472	857	(13,565)	(12,236)
Earnings (loss) from continuing operations before income taxes	$59,978	$51,373	$(78,467)	$32,884
Balance sheet data:
Total assets (2)	$1,302,754	$722,590	$313,233	$2,338,577
Goodwill (2)	$724,833	$384,471	$—	$1,109,304

As of and for the three months ended June 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$183,282	$330,359	$(264)	$513,377
Operating expenses (1)	109,282	249,348	10,883	369,513
Depreciation and amortization	17,997	4,408	1,048	23,453
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	56,003	76,603	(156,671)	(24,065)
Total other income (expense)	373	604	(16,904)	(15,927)
Earnings (loss) from continuing operations before income taxes	$56,376	$77,207	$(173,575)	$(39,992)
Balance sheet data:
Total assets (2)	$1,224,561	$751,864	$339,569	$2,315,994
Goodwill (2)	$742,367	$377,071	$—	$1,119,438

As of and for the six months ended June 30, 2013 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$387,630	$552,846	$65	$940,541
Operating expenses (1)	226,593	441,536	21,871	690,000
Depreciation and amortization	41,212	9,702	1,812	52,726
Legal and regulatory charges	—	—	51,566	51,566
Exit costs, impairments and other charges	115	575	1,011	1,701
Operating income (loss)	119,710	101,033	(76,195)	144,548
Total other income (expense)	865	1,696	(27,723)	(25,162)
Earnings (loss) from continuing operations before income taxes	$120,575	$102,729	$(103,918)	$119,386

As of and for the six months ended June 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$358,599	$642,570	$(1,998)	$999,171
Operating expenses (1)	213,978	504,909	19,300	738,187
Depreciation and amortization	36,543	8,808	2,016	47,367
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	108,078	128,853	(167,790)	69,141
Total other income (expense)	768	1,254	(33,818)	(31,796)
Earnings (loss) from continuing operations before income taxes	$108,846	$130,107	$(201,608)	$37,345
_______________
(1) Operating expenses within the "Corporate and Other" segment are attributable to unallocated general and administrative expenses, which the Company believes are immaterial.
(2) Includes the impact of discontinued operations.

(11)	Condensed Consolidating Financial Information

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

The Parent Company conducts virtually all of its business operations through its Subsidiary Guarantors and Other Subsidiaries, all of which are 100% owned subsidiaries of the Company. Accordingly, the Parent Company's main sources of internally generated cash are dividends and distributions with respect to its ownership interests in the subsidiaries, which are derived from the cash flow generated by the subsidiaries.

As of June 30, 2013, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 4, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a Subsidiary Guarantor, was more than a minor subsidiary as of and during the three and six month periods ended June 30, 2013 and 2012.

The following tables set forth, on a condensed consolidating basis, the balance sheets and statements of comprehensive earnings (loss) and cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and six months ended June 30, 2013 and June 30, 2012, respectively.

The following table represents our condensed consolidating balance sheet as of June 30, 2013 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$1,871	$510,153	$32,937	$—	$544,961
Investment in subsidiaries	1,636,761	—	—	(1,636,761)	—
Non-current assets	19,039	1,691,947	82,630	—	1,793,616
Total assets	$1,657,671	$2,202,100	$115,567	$(1,636,761)	$2,338,577
Liabilities and equity:
Current liabilities	$21,572	$359,843	$54,742	$—	$436,157
Total liabilities	1,047,127	630,265	50,641	—	1,728,033
Total equity	610,544	1,571,835	64,926	(1,636,761)	610,544
Total liabilities and equity	$1,657,671	$2,202,100	$115,567	$(1,636,761)	$2,338,577

The following table represents our condensed consolidating statement of comprehensive earnings (loss) for the three months ended June 30, 2013 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$398,173	$70,707	$—	$468,880
Total operating expenses	7,124	350,277	66,359	—	423,760
Operating income (loss)	(7,124)	47,896	4,348	—	45,120
Total other income (expense)	(13,083)	313	534	—	(12,236)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(20,207)	48,209	4,882	—	32,884
Provision (benefit) for income taxes	(7,476)	17,831	1,807	—	12,162
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(12,731)	30,378	3,075	—	20,722
Equity in earnings of consolidated entities, net of tax	31,815	—	—	(31,815)	—
Earnings from continuing operations	19,084	30,378	3,075	(31,815)	20,722
Loss from discontinued operations, net of tax	—	(1,638)	—	—	(1,638)
Net earnings	19,084	28,740	3,075	(31,815)	19,084
Total other comprehensive earnings (loss)	1,695	—	(1,938)	—	(243)
Comprehensive earnings	$20,779	$28,740	$1,137	$(31,815)	$18,841

The following table represents our condensed consolidating statement of comprehensive earnings (loss) for the six months ended June 30, 2013 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$792,151	$148,390	$—	$940,541
Total operating expenses	13,653	645,928	136,412	—	795,993
Operating income (loss)	(13,653)	146,223	11,978	—	144,548
Total other income (expense)	(26,597)	523	912	—	(25,162)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(40,250)	146,746	12,890	—	119,386
Provision (benefit) for income taxes	(14,893)	54,292	4,769	—	44,168
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(25,357)	92,454	8,121	—	75,218
Equity in earnings of consolidated entities, net of tax	98,371	—	—	(98,371)	—
Earnings from continuing operations	73,014	92,454	8,121	(98,371)	75,218
Loss from discontinued operations, net of tax	—	(2,204)	—	—	(2,204)
Net earnings	73,014	90,250	8,121	(98,371)	73,014
Total other comprehensive earnings (loss)	2,285	—	(2,189)	—	96
Comprehensive earnings	$75,299	$90,250	$5,932	$(98,371)	$73,110

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2013 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net earnings	$73,014	$90,250	$8,121	$(98,371)	$73,014
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(77,324)	106,708	37	98,371	127,792
Changes in assets and liabilities, net of effects from acquisitions	(17,623)	(177,321)	614	—	(194,330)
Net cash provided by (used in) operating activities	(21,933)	19,637	8,772	—	6,476
Net cash used in investing activities	—	(70,923)	(10,036)	—	(80,959)
Net cash used in financing activities	(18,316)	(952)	—	—	(19,268)
Net decrease in cash and cash equivalents	$(40,249)	$(52,238)	$(1,264)	$—	(93,751)
Cash and cash equivalents, beginning of period					236,241
Cash and cash equivalents, end of period					$142,490

The following table represents our condensed consolidating balance sheet as of December 31, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,371	$650,978	$29,758	$—	$684,107
Investment in subsidiaries	1,579,697	—	—	(1,579,697)	—
Non-current assets	21,131	1,662,882	77,714	—	1,761,727
Total assets	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834
Liabilities and equity:
Current liabilities	$9,532	$539,031	$49,797	$—	$598,360
Total liabilities	1,061,303	794,713	46,922	—	1,902,938
Total equity	542,896	1,519,147	60,550	(1,579,697)	542,896
Total liabilities and equity	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834

The following table represents our condensed consolidating statement of comprehensive earnings (loss) for the three months ended June 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$431,053	$82,324	$—	$513,377
Total operating expenses	7,091	451,504	78,847	—	537,442
Operating income (loss)	(7,091)	(20,451)	3,477	—	(24,065)
Total other income (expense)	(16,455)	83	445	—	(15,927)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(23,546)	(20,368)	3,922	—	(39,992)
Provision (benefit) for income taxes	(8,783)	2,442	1,463	—	(4,878)
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(14,763)	(22,810)	2,459	—	(35,114)
Equity in earnings of consolidated entities, net of tax	(23,117)	—	—	23,117	—
Earnings (loss) from continuing operations	(37,880)	(22,810)	2,459	23,117	(35,114)
Loss from discontinued operations, net of tax	—	(2,766)	—	—	(2,766)
Net earnings (loss)	(37,880)	(25,576)	2,459	23,117	(37,880)
Total other comprehensive earnings (loss)	(1,696)	—	1,044	—	(652)
Comprehensive earnings (loss)	$(39,576)	$(25,576)	$3,503	$23,117	$(38,532)

The following table represents our condensed consolidating statement of comprehensive earnings (loss) for the six months ended June 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$840,826	$158,345	$—	$999,171
Total operating expenses	12,348	765,616	152,066	—	930,030
Operating income (loss)	(12,348)	75,210	6,279	—	69,141
Total other income (expense)	(32,857)	108	953	—	(31,796)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(45,205)	75,318	7,232	—	37,345
Provision (benefit) for income taxes	(16,862)	38,133	2,697	—	23,968
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(28,343)	37,185	4,535	—	13,377
Equity in earnings of consolidated entities, net of tax	37,584	—	—	(37,584)	—
Earnings from continuing operations	9,241	37,185	4,535	(37,584)	13,377
Loss from discontinued operations, net of tax	—	(4,136)	—	—	(4,136)
Net earnings	9,241	33,049	4,535	(37,584)	9,241
Total other comprehensive earnings (loss)	(1,830)	—	920	—	(910)
Comprehensive earnings	$7,411	$33,049	$5,455	$(37,584)	$8,331

The following table represents our condensed consolidating statement of cash flows for the six months ended June 30, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$9,241	$33,049	$4,535	$(37,584)	$9,241
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(23,283)	30,013	140	37,584	44,454
Changes in assets and liabilities, net of effects from acquisitions	(12,403)	171,226	5,368	—	164,191
Net cash provided by (used in) operating activities	(26,445)	234,288	10,043	—	217,886
Net cash provided by (used in) investing activities	18,706	(72,583)	(8,735)	—	(62,612)
Net cash used in financing activities	(92,138)	(2,000)	—	—	(94,138)
Net increase (decrease) in cash and cash equivalents	$(99,877)	$159,705	$1,308	$—	61,136
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$138,491
______________

(1) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(12)	Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Dividend Declared

On July 18, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable September 12, 2013 to stockholders of record as of the close of business on August 29, 2013.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: the ability to consummate the proposed transaction with FNF; the ability to obtain requisite regulatory and stockholder approval and the satisfaction of other conditions to the consummation of the proposed transaction; the ability of FNF to successfully integrate LPS' operations and employees and realize anticipated synergies and cost savings; the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, customers and competitors; the Company is subject to intense competition and increased competition is expected in the future; the Company's ability to adapt its services to changes in technology or the marketplace; the impact of changes in the level of real estate activity (including, among others, loan originations, and refinancings in particular, and foreclosures) on demand for certain of the Company's services; the Company's ability to maintain and grow its relationship with its customers; the effects of the Company's substantial leverage on its ability to make acquisitions and invest in its business; the level of scrutiny being placed on participants in the foreclosure business; risks associated with federal and state enforcement proceedings, inquiries and examinations currently underway or that may be commenced in the future with respect to the Company's default management operations, and with civil litigation relating to these matters; changes to the laws, rules and regulations that regulate the Company's businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on the Company's business and reputation; and risks associated with protecting information security and privacy. Additional information concerning these and other factors can be found in the Company's filings with the Securities and Exchange Commission (“SEC”), including the Company's most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Proposed Transaction with FNF

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fidelity National Financial, Inc. (“FNF”) and Lion Merger Sub, Inc., a subsidiary of FNF (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a subsidiary of FNF (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of LPS and FNF, at the effective time of the Merger, each share of Company common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time (other than (i) shares owned by the Company, its subsidiaries, FNF or Merger Subsidiary and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive (i) $22.303 in cash, as the same may be increased pursuant to the Merger Agreement (the “Cash Consideration”), and (ii) a fraction of a share of Class A common stock, par value $0.0001 per share, of FNF (“FNF Common Stock”) equal to an exchange ratio, established (and subject to adjustment) under the terms of the Merger Agreement (such exchange ratio, the “Exchange Ratio” and such consideration the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
Prior to mailing the joint proxy statement/prospectus in connection with the Merger, FNF can elect to alter the consideration mix by further increasing the Cash Consideration such that the total of all such increases do not exceed $16.625 per share of Company Common Stock (including the prior $5.678 increase), in which event there would be corresponding decreases in the Stock Consideration as provided under the terms of the Merger Agreement and the Exchange Ratio would be adjusted to reflect the new consideration mix. However, if FNF elects to increase the Cash Consideration and the Average FNF Stock Price (as defined in the Merger Agreement) is greater than $26.763, then the Exchange Ratio will be adjusted to reflect the increased value that would have been received at the closing of the Merger had FNF not elected to alter the consideration mix.

Consummation of the Merger is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger (the “Company Stockholder Approval”), (ii) to the extent required under the terms of the Merger Agreement, the approval of the issuance of shares of FNF Common Stock in connection with the Merger (the “FNF Share Issuance”) by the holders of a majority of the shares of FNF Common Stock represented at a meeting of FNF stockholders, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iv) the consent or approval by certain state regulatory entities, (v) the absence of any injunction or applicable law prohibiting consummation of the Merger, (vi) to the extent shares of FNF Common Stock will be issued in the Merger, the Registration Statement on Form S-4 filed with respect to the Merger and the FNF Share Issuance having been declared effective by the Securities and Exchange Commission (the “SEC”), (vii) to the extent shares of FNF Common Stock will be issued in the Merger, such shares having been approved for listing on the New York Stock Exchange, (viii) the accuracy of the representations and warranties made by the Company, FNF and Merger Subsidiary (subject to materiality qualifiers), including the absence of any change, effect, event, occurrence, circumstance or state of facts, from March 31, 2013 to the effective time of the Merger, that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or a FNF Material Adverse Effect (as defined in the Merger Agreement) with respect to FNF and (ix) the performance, in all material respects, by each of the Company, FNF and Merger Subsidiary of all of its obligations under the Merger Agreement. The Merger Agreement contains customary representations and warranties made by the Company, FNF and Merger Subsidiary. The Merger Agreement also contains customary covenants. In addition, each of the Company and FNF has agreed (i) to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) not to take certain actions prior to the closing of the Merger without the prior consent of the other party.
In connection with the Merger, on July 12, 2013, the Company received a request for additional information and documentary material, often referred to as a “Second Request”, from the United States Federal Trade Commission (the “FTC”) in connection with the HSR Act regulatory review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and FNF have substantially complied with the Second Request, unless that period is extended voluntarily by the Company and FNF or terminated sooner by the FTC. The Company expects the transaction to close in the fourth quarter of 2013.
The Merger Agreement contains certain termination rights for the Company and FNF. Among other things, the Company can terminate the Merger Agreement if the Average FNF Stock Price is less than $20.00 at the time when all other closing conditions are satisfied. The Merger Agreement also specifies circumstances in which the Company would be required to pay FNF a termination fee of $74 million, and circumstances in which FNF would be required to pay the Company a reverse termination fee of $74 million.

Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8‑K filed by the Company on May 28, 2013 under Item 1.01, and the full text of the Merger Agreement in Exhibit 2.1 to that Form 8‑K.
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
These integrated solutions support loan origination, servicing, portfolio retention and default servicing. Our technology solutions include MSP, a leading mortgage processing software in the U.S. Our technology solutions also include our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes, as well as our data and analytics solutions, which provide proprietary data for the mortgage, real estate and capital markets industries. Our transaction services include our origination services, which support many aspects of the closing of mortgage loan transactions by national lenders and loan servicers, and our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans.

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
Due to the centralized nature of our origination services' title insurance and closing operations, our origination services are typically utilized in connection with refinancing transactions. The Mortgage Bankers Association ("MBA") estimates that the level of U.S. mortgage originations, by dollar volume, was $1.7 trillion in 2012 with refinancing transactions comprising approximately 70% of the total market. The substantial refinancing activity in the last few years has been driven by a historically low interest rate environment, as well as various governmental programs aimed at providing refinancing opportunities to borrowers who may not otherwise have been able to qualify to refinance their loans. However, in 2013, the MBA currently projects that mortgage originations will decrease to $1.6 trillion with refinancing volumes representing approximately 61% of total volume, which represents a year-over-year decrease in the aggregate dollar size of the refinancing market of approximately 22%. Other industry sources project refinancing originations will decline by as much as 30% in 2013. We believe the decrease in projections for the refinancing market in 2013 is due to, among other things, the potential for rising interest rates, current real estate prices, and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In addition, while the number of homeowners eligible to refinance their mortgages at lower interest rates remains significant, we believe the projected volume declines also take into account the possibility that the large volume of refinances in the last few years and recent increases in interest rates may have reduced the number of homeowners who may be interested in or would significantly benefit from refinancing in the future. We foresee a slowdown in our origination business in the third quarter due to recent increases in interest rates. In the event interest rates increase further or any other factor occurs that leads to a further decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations would be further adversely affected.
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
In addition to providing refinancing opportunities for underwater borrowers through HARP, the federal government also implemented the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. HAMP has been extended through December 31, 2013, and in 2012 the federal government relaxed certain eligibility requirements for the program and increased the financial incentives for banks to participate in it. Through May 2013, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.3 million loans currently eligible for HAMP, and offered 2.1 million trial modifications. Of those, approximately 1.2 million became permanent. We believe that HAMP has had an adverse effect on the processing of delinquent loans and therefore has negatively affected the results of operations of our default services operations in which we service residential loans in default, and it may continue to have a negative effect in the future as additional mortgages become eligible under the program. However, the pace of modifications has slowed and we believe HAMP will have a lessened impact going forward.
Notwithstanding the effects of existing government programs, the inventory of delinquent mortgage loans and loans in foreclosure remains significant. We believe this is due to a prolonged period of elevated delinquency rates coupled with a significant slowdown in the processing of defaults and foreclosures over the last several years. While the slowdown is due in part to lenders trying to make modifications under HAMP, the processing of mortgage defaults and foreclosures has been significantly impacted by lenders focusing their resources on trying to confirm the compliance of their foreclosure procedures with applicable laws in the face of intense legal and regulatory scrutiny. For example, the processing of defaults and foreclosures slowed significantly while federal banking regulatory agencies conducted reviews during late 2010 and early 2011 of those processes, which resulted in the 14 largest banks and certain of their third party service providers, including us, entering into consent orders with those banking agencies in April 2011, and slowed further in 2011 and 2012 as the banks and their third party providers tried to work through the consent orders' requirements. In January 2013, a number of those banks entered into an $8.5 billion settlement with banking regulators to conclude their independent foreclosure reviews under the consent orders. State attorneys general have also focused on foreclosure practices, and in February 2012, five of the largest banks entered into a $25 billion settlement related to federal and state investigations into their foreclosure practices. We have also entered into settlement agreements with 49 states and the District of Columbia relating to certain practices within our default operations.
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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income (Topic 220), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU requires an entity to disaggregate the total change of each component of other comprehensive earnings (loss) (OCE) and separately present reclassification adjustments and current period OCE. Under the ASU, both before-tax and net-of-tax presentations of the information are acceptable, as long as an entity presents the income tax benefit or expense attributed to each component of OCE in either the financial statement or the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted ASU No. 2013-02 on January 1, 2013, and have presented the required changes discussed above in our condensed consolidated statements of comprehensive earnings (loss), included as part of Item 1 herein.
In July 2012, the FASB issued an amended standard, ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. The amended standard permits an assessment of qualitative factors to determine whether it is more likely than not (more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, the standard eliminates the requirement to perform quantitative impairment testing. The amended standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We adopted the amended standard on January 1, 2013, and we do not expect it to have an impact on the Company's consolidated financial position or results of operations.

Related Party Transactions

The Company did not have any related party transactions as of and during the three and six months ended June 30, 2013.

Results of Operations for the three months ended June 30, 2013 and 2012

The following tables reflect certain amounts included in operating income (loss) and net earnings (loss) in our condensed consolidated statements of operations, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions, except per share amounts)	2013	2012	2013	2012	$	%
Revenues	$468.9	$513.4	100%	100%	$(44.5)	(9)%
Expenses:
Operating expenses	343.8	369.5	73%	72%	25.7	7%
Depreciation and amortization	26.7	23.5	6%	5%	(3.2)	(14)%
Legal and regulatory charges	47.6	144.5	10%	28%	96.8	67%
Exit costs, impairments and other charges	5.6	—	1%	—%	(5.6)	nm
Total expenses	423.8	537.4	90%	105%	113.7	21%
Operating income (loss)	45.1	(24.1)	10%	(5)%	69.2	287%
Operating margin	10%	(5)%
Other income (expense)	(12.2)	(15.9)	(3)%	(3)%	3.7	23%
Earnings (loss) from continuing operations before income taxes	32.9	(40.0)	7%	(8)%	72.9	182%
Provision (benefit) for income taxes	12.2	(4.9)	3%	(1)%	(17.0)	(349)%
Net earnings (loss) from continuing operations	20.7	(35.1)	4%	(7)%	55.8	159%
Loss from discontinued operations, net of tax	(1.6)	(2.8)	—%	(1)%	1.1	41%
Net earnings (loss)	$19.1	$(37.9)	4%	(7)%	$57.0	150%
Net earnings (loss) per share - diluted	$0.22	$(0.45)
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $44.5 million, or 9%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012 due to a 35% decrease in default services partially offset by a 6% increase in technology, data and analytics and a 4% increase in origination services. The decrease in default services primarily resulted from a delay in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations, which resulted in the non-renewal of certain contracts. These decreases were partially offset by a 4% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts. We also experienced 6% revenue growth in our TD&A segment, led by growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012, and from growth in origination technology due to higher origination volume, which drives incremental transactional fees.

Operating Expenses

Operating expenses decreased $25.7 million, or 7%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Operating expenses as a percentage of revenues increased to 73% during the three months ended June 30, 2013 as compared to 72% during the three months ended June 30, 2012. This increase is primarily attributable to reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $3.2 million, or 14%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Depreciation and amortization as a percentage of revenues increased to 6% during the three months ended June 30, 2013, compared to 5% during the three months ended June 30, 2012, primarily due to increased amortization resulting from greater investments in infrastructure and key technology platforms during 2012.

Legal and Regulatory Charges

During the three months ended June 30, 2013 and 2012, we recorded adjustments to increase our legal and regulatory accrual by $47.6 million and $144.5 million, respectively, to reflect management's assessment of legal matters for which a loss contingency was deemed to be probable and estimable. See note 8 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

During the three months ended June 30, 2013, we recorded a $5.6 million charge primarily related to transaction costs associated with the pending merger transaction with FNF and severance costs resulting from various cost reduction initiatives.

Operating Income

Operating income increased $69.2 million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Operating margin increased to 10% during the three months ended June 30, 2013 from (5)% during the three months ended June 30, 2012 as a result of the factors described above.

Other Income (Expense)

Other income (expense) decreased $3.7 million, or 23%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, primarily due to the impact of lower interest rates and reduced principal balances on our long-term debt. During the fourth quarter of 2012, we refinanced our senior notes to take advantage of the favorable interest rate environment by retiring our Term Loan B and 2016 senior notes, which had interest rates of 5.50% and 8.125%, respectively, with the proceeds from an offering of our 2023 senior notes with an interest rate of 5.75%.

Provision for Income Taxes

Provision (benefit) for income taxes on continuing operations were $12.2 million and $(4.9) million during the three months ended June 30, 2013 and 2012, respectively, which resulted in an effective tax rate of 37.0% and 12.2%, respectively. The deviation in the effective rate during the three month period ended June 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded.

Loss from Discontinued Operations, net

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and IRMS, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which is now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment. Loss from discontinued operations, net of tax, was $1.6 million and $2.8 million for the three month periods ended June 30, 2013 and 2012, respectively. See note 5 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings increased $57.0 million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Net earnings per diluted share increased to $0.22 during the three months ended June 30, 2013 as compared to $(0.45) during the three months ended June 30, 2012. The increases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues
Technology:	$177.3	$168.5	91%	92%	$8.8	5%
Servicing Technology	117.3	111.3	60%	61%	6.0	5%
Default Technology	33.4	34.1	17%	19%	(0.6)	(2)%
Origination Technology	26.6	23.2	14%	13%	3.4	15%
Data and Analytics	16.7	14.8	9%	8%	2.0	13%
Total Revenues	194.0	183.3	100%	100%	10.7	6%
Expenses:
Operating expenses	113.5	109.3	59%	60%	(4.2)	(4)%
Depreciation and amortization	20.9	18.0	11%	10%	(2.9)	(16)%
Exit costs, impairments and other charges	0.1	—	—%	—%	(0.1)	nm
Total expenses	134.5	127.3	69%	69%	(7.2)	(6)%
Operating income	$59.5	$56.0	31%	31%	$3.5	6%
Operating margin	31%	31%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $10.7 million, or 6%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The increase is due to growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, growth in origination technology due to higher origination volume, which drives transactional fees, and from incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012.

Operating Expenses

Operating expenses increased $4.2 million, or 4%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. However, operating expenses as a percentage of revenues decreased to 59% during the three months ended June 30, 2013, compared to 60% during the three months ended June 30, 2012, primarily as a result of increased operating leverage due to revenue growth in our servicing and origination technology operations, as described above.

Depreciation and Amortization

Depreciation and amortization increased $2.9 million, or 16%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Depreciation and amortization as a percentage of revenues increased to 11% during the three months ended June 30, 2013 as compared to 10% during the three months ended June 30, 2012, primarily due to continued investments in our servicing and origination technology platforms and infrastructure.

Operating Income

Operating margin has remained constant at 31% during the three months ended June 30, 2013 and June 30, 2012 due to the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013	2012	2013	2012	$	%
Revenues
Origination Services	$157.4	$150.7	57%	46%	$6.7	4%
Default Services	117.4	179.6	43%	54%	(62.2)	(35)%
Total Revenues	274.9	330.4	100%	100%	(55.5)	(17)%
Expenses:
Operating expenses	218.9	249.3	80%	75%	30.4	12%
Depreciation and amortization	4.8	4.4	2%	1%	(0.4)	(9)%
Exit costs, impairments and other charges	0.6	—	—%	—%	(0.6)	nm
Total expenses	224.3	253.8	82%	77%	29.4	12%
Operating income	$50.5	$76.6	18%	23%	$(26.1)	(34)%
Operating margin	18%	23%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $55.5 million, or 17%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. This was primarily due to a 35% decrease in our default services revenue partially offset by a 4% increase in origination services revenue. The decrease in default services primarily resulted from a delay in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. These decreases were partially offset by a 4% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts.

Operating Expenses

Operating expenses decreased $30.4 million, or 12%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Operating expenses as a percentage of revenues increased to 80% during the three months ended June 30, 2013 as compared to 75% during the three months ended June 30, 2012. This increase is primarily attributable to reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 9%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Depreciation and amortization as a percentage of revenue increased to 2% during the three month period ended June 30, 2013 as compared to 1% during the three months ended June 30, 2012 primarily due to amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating margin decreased to 18% during the three months ended June 30, 2013 from 23% during the three months ended June 30, 2012 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expense for this segment totaled $64.9 million for the three months ended June 30, 2013 and includes a $47.6 million charge to increase our legal and regulatory accrual, a $3.3 million charge for transaction fees related to the proposed merger with FNF, and a $1.6 million charge for personnel reduction initiatives and asset impairments. For the three months ended June 30, 2012, net operating expense totaled $156.7 million, which reflects a $144.5 million charge to increase our legal and regulatory accrual. Excluding the impact of these charges, Corporate and Other net operating expense totaled $12.3 million for the three months ended June 30, 2013 as compared to $12.2 million for the prior year quarter.

Results of Operations for the six months ended June 30, 2013 and 2012

The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of operations, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Six Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions, except per share amounts)	2013	2012	2013	2012	$	%
Revenues	$940.5	$999.2	100%	100%	$(58.6)	(6)%
Expenses:
Operating expenses	690.0	738.2	73%	74%	48.2	7%
Depreciation and amortization	52.7	47.4	6%	5%	(5.4)	(11)%
Legal and regulatory charge	51.6	144.5	5%	14%	92.9	64%
Exit costs, impairments and other charges	1.7	—	—%	—%	(1.7)	nm
Total expenses	796.0	930.0	85%	93%	134.0	14%
Operating income	144.5	69.1	15%	7%	75.4	109%
Operating margin	15%	7%
Other income (expense)	(25.2)	(31.8)	(3)%	(3)%	6.6	21%
Earnings from continuing operations before income taxes	119.4	37.3	13%	4%	82.0	220%
Provision for income taxes	44.2	24.0	5%	2%	(20.2)	(84)%
Net earnings from continuing operations	75.2	13.4	8%	1%	61.8	462%
Loss from discontinued operations, net of tax	(2.2)	(4.1)	—%	—%	1.9	46%
Net earnings	$73.0	$9.2	8%	1%	$63.8	690%
Net earnings per share - diluted	$0.86	$0.11
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $58.6 million, or 6%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 due to a 33% decrease in default services partially offset by an 8% increase in technology, data and analytics and an 8% increase in origination services. The decrease in default services primarily resulted from a delay in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. These decreases were partially offset by an 8% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts. We also experienced 8% revenue growth in our TD&A segment, led by growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012, and from growth in origination technology due to higher origination volume, which drives incremental transactional fees.

Operating Expenses

Operating expenses decreased $48.2 million, or 7%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Operating expenses as a percentage of revenues decreased to 73% during the six months ended June 30, 2013 as compared to 74% during the six months ended June 30, 2012. This decrease is primarily attributable to a favorable revenue mix and related operating leverage in our higher margin servicing and origination technology partially offset by reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $5.4 million, or 11%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Depreciation and amortization as a percentage of revenues increased to 6% during the six months ended June 30, 2013, compared to 5% during the six months ended June 30, 2012, primarily due to increased amortization resulting from greater investments in infrastructure and key technology platforms during 2012.

Legal and Regulatory Charges

During the six months ended June 30, 2013 and 2012, we recorded adjustments to increase our legal and regulatory accrual by $51.6 million and $144.5 million, respectively, to reflect management's assessment of legal matters for which a loss contingency was deemed to be probable and estimable. See note 8 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

During the six months ended June 30, 2013, we recorded a $1.7 million charge primarily related to severance costs resulting from various cost reduction initiatives. There was no corresponding charge during the prior year period.

Operating Income

Operating income increased $75.4 million during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Operating margin increased to 15% during the six months ended June 30, 2013 from 7% during the six months ended June 30, 2012 as a result of the factors described above.

Other Income (Expense)

Other income (expense) decreased $6.6 million, or 21%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, primarily due to the impact of lower interest rates and reduced principal balances on our long-term debt. During the fourth quarter of 2012, we refinanced our senior notes to take advantage of the favorable interest rate environment by retiring our Term Loan B and 2016 senior notes, which had interest rates of 5.50% and 8.125%, respectively, with the proceeds from an offering of our 2023 senior notes with an interest rate of 5.75%.

Provision for Income Taxes

Income taxes on continuing operations were $44.2 million and $24.0 million during the six months ended June 30, 2013 and 2012, respectively, which resulted in an effective tax rate of 37.0% and 64.2%, respectively. The deviation in the effective rate during the six month period ended June 30, 2012 is due to assumptions regarding the deductibility of the legal and regulatory charge recorded.

Loss from Discontinued Operations, net

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and IRMS, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which is now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment. Loss from discontinued operations, net of tax, was $2.2 million and $4.1 million for the six month periods ended June 30, 2013 and 2012, respectively. See note 5 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings increased $63.8 million during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Net earnings per diluted share increased to $0.86 during the six months ended June 30, 2013 as compared to $0.11 during the six months ended June 30, 2012. The increases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Six Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues
Technology:	$354.7	$329.8	92%	92%	$24.9	8%
Servicing Technology	232.9	219.6	60%	61%	13.3	6%
Default Technology	70.0	65.6	18%	18%	4.4	7%
Origination Technology	51.7	44.5	13%	12%	7.2	16%
Data and Analytics	32.9	28.8	8%	8%	4.1	14%
Total Revenues	387.6	358.6	100%	100%	29.0	8%
Expenses:
Operating expenses	226.6	214.0	58%	60%	(12.6)	(6)%
Depreciation and amortization	41.2	36.5	11%	10%	(4.7)	(13)%
Exit costs, impairments and other charges	0.1	—	—%	—%	(0.1)	nm
Total expenses	267.9	250.5	69%	70%	(17.4)	(7)%
Operating income	$119.7	$108.1	31%	30%	$11.6	11%
Operating margin	31%	30%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $29.0 million, or 8%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The increase is due to growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, growth in origination technology due to higher origination volume, which drives transactional fees, and from incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012, growth in default technology from market share gains and higher professional services revenue, and from growth in data and analytics primarily from new contract wins.

Operating Expenses

Operating expenses increased $12.6 million, or 6%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. However, operating expenses as a percentage of revenues decreased to 58% during the six months ended June 30, 2013, compared to 60% during the six months ended June 30, 2012, primarily as a result of increased operating leverage due to revenue growth in our servicing and origination technology operations, as described above.

Depreciation and Amortization

Depreciation and amortization increased $4.7 million, or 13%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Depreciation and amortization as a percentage of revenues increased to 11% during the six months ended June 30, 2013 as compared to 10% during the six months ended June 30, 2012, primarily due to continued investments in our servicing and origination technology platforms and infrastructure.

Operating Income

Operating margin increased to 31% during the six months ended June 30, 2013 as compared to 30% during the six months ended June 30, 2012 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Six Months Ended June 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013	2012	2013	2012	$	%
Revenues
Origination Services	$321.9	$297.5	58%	46%	$24.4	8%
Default Services	231.0	345.1	42%	54%	(114.1)	(33)%
Total Revenues	552.8	642.6	100%	100%	(89.7)	(14)%
Expenses:
Operating expenses	441.5	504.9	80%	79%	63.4	13%
Depreciation and amortization	9.7	8.8	2%	1%	(0.9)	(10)%
Exit costs, impairments and other charges	0.6	—	—%	—%	(0.6)	nm
Total expenses	451.8	513.7	82%	80%	61.9	12%
Operating income	$101.0	$128.9	18%	20%	$(27.8)	(22)%
Operating margin	18%	20%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $89.7 million, or 14%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. This was primarily due to a 33% decrease in our default services revenue partially offset by an 8% increase in origination services revenue. The decrease in default services primarily resulted from a delay in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. These decreases were partially offset by an 8% increase in our origination services revenue from higher loan origination volumes due to the continued low interest rate environment and the impact of HARP II, partially offset by declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts.

Operating Expenses

Operating expenses decreased $63.4 million, or 13%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Operating expenses as a percentage of revenues increased to 80% during the six months ended June 30, 2013 as compared to 79% during the six months ended June 30, 2012. This increase is primarily attributable to reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $0.9 million, or 10%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Depreciation and amortization as a percentage of revenue increased to 2% during the six month period ended June 30, 2013 as compared to 1% during the six months ended June 30, 2012 primarily due to amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Operating Income

Operating margin decreased to 18% during the six months ended June 30, 2013 from 20% during the six months ended June 30, 2012 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expense for this segment totaled $76.2 million for the six months ended June 30, 2013 and includes a $52.6 million charge for certain items including our legal and regulatory accrual,  transaction fees related to the proposed merger with FNF, and  personnel reduction initiatives and asset impairments. For the six months ended June 30, 2012, net operating expense totaled $167.8 million which reflects a $144.5 million charge to increase our legal and regulatory reserve. Excluding the impact of these charges, Corporate and Other net operating expense totaled $23.6 million for the six months ended June 30, 2013 as compared to $23.3 million for the prior year period.

Liquidity and Capital Resources

Cash Requirements
Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.
At June 30, 2013, we had cash and cash equivalents of $142.5 million and debt of $1,068.1 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of June 30, 2013, we also have remaining availability under our revolving credit facility of approximately $398.1 million.

We currently pay a dividend of $0.10 per common share on a quarterly basis, and expect to continue to do so in the future. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. On July 18, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable September 12, 2013 to stockholders of record as of the close of business on August 29, 2013. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the acquisition of select businesses.
Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of June 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $6.5 million and $217.9 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in cash provided by operating activities during the first six months of 2013 when compared to the first six months of 2012 was primarily due to cash payments totaling $185 million made during the first six months of 2013 to settle certain legal and regulatory matters and pay related external legal and professional fees, for matters included in our legal and regulatory accrual. See note 8 to our condensed consolidated financial statements included in Part I for a description of our pending and threatened litigation and regulatory matters related to our operations.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $81.0 million and $62.6 million during the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in investing activities during the first six months of 2013 when compared to the first six months of 2012 was primarily due to the net impact of our disposition activities, as we disposed of our Tax Services, SoftPro, True Automation and Aptitude Solutions business units during the first six months of 2012 for net cash proceeds of $18.7 million.
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $55.4 million and $50.0 million on capital expenditures during the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

Cash used in financing activities was approximately $19.3 million and $94.1 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in cash used in financing activities during the first six months of 2013 when compared to the first six months of 2012 was primarily due to no debt principal payments during the first half of 2013 due to prepayments made on our Term Loan A during 2012.

Financing

On August 18, 2011, the Company entered into an Amended and Restated Credit Agreement (the "2011 Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Letters of Credit Issuer, and various other lenders who are parties to the 2011 Credit Agreement. On October 19, 2012, we entered into Amendment No. 1 (the “Amendment”) to the 2011 Credit Agreement, which (i) gives us additional flexibility under the 2011 Credit Agreement with respect to charges incurred for accruals for litigation and regulatory matters, and (ii) extends the period with respect to which mandatory prepayments using excess cash flow must be made to the fiscal year ending December 31, 2013.
The 2011 Credit Agreement currently consists of: (i) a 5-year revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $400 million (with a $25 million sub-facility for Letters of Credit); and (ii) a 5-year Term Loan A in an initial aggregate principal amount of $535 million.
The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the

Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of June 30, 2013, we were paying an annual margin on the Term Loan A of 2.0%.
The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of June 30, 2013, we had prepaid approximately $20.1 million on the Term Loan A, which was paid in 2012.
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

The Indenture contains covenants that, among other things, limit LPS' ability and the ability of certain of LPS' subsidiaries (a) to incur or guarantee additional indebtedness or issue preferred stock, (b) to make certain restricted payments, including dividends or distributions on equity interests held by persons other than LPS or certain subsidiaries, as further described below, (c) to create or incur certain liens, (d) to engage in sale and leaseback transactions, (e) to create restrictions that would prevent or limit the ability of certain subsidiaries to (i) pay dividends or other distributions to LPS or certain other subsidiaries, (ii) repay any debt or make any loans or advances to LPS or certain other subsidiaries or (iii) transfer any property or assets to LPS or certain other subsidiaries, (f) to sell or dispose of assets of LPS or any restricted subsidiary or enter into merger or consolidation transactions and (g) to engage in certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications in the Indenture.
LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. As of June 30, 2013 and December 31, 2012, NTNY had statutory capital and surplus of $46.0 million and $38.8 million, respectively, and it had the statutory ability to pay dividends to the Company of up to $14.9 million and $11.3 million, respectively.
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
The amount of dividends the Company is able to declare and pay to its stockholders is restricted by certain covenants contained in the Indenture. Under the Indenture, we may not make certain restricted payments, including payments of dividends or distributions on our common stock, in excess of an amount generally equal to the sum of (i) 50% of consolidated net income generated since July 1, 2008, plus (ii) a $40 million annual exclusion, plus (iii) an additional aggregate $75 million exclusion over the life of the 2023 Notes. As a result of this restriction, as of June 30, 2013 and December 31, 2012, approximately $241 million and $221 million, respectively, of our consolidated retained earnings balance, which totaled $750 million and $694 million respectively, was available for the payment of dividends. Our Credit Agreement also contains a limit on the payment of dividends, the amount of which is significantly in excess of the amount available under the Indenture. Currently, under the terms of the Merger Agreement with FNF, we are prohibited from paying dividends other than our regular quarterly cash dividend of $0.10 per share without obtaining the prior written consent of FNF.

Fair Value of Long-Term Debt
The fair value of the Company's long-term debt at June 30, 2013 is estimated to be approximately 104% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

See note 7 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

As of June 30, 2013, there have been no significant changes to our contractual obligations, including our scheduled principal maturities on long-term debt, data processing and maintenance commitments, operating lease payments, and deferred compensation obligations, since our Annual Report on Form 10-K was filed on February 25, 2013.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of June 30, 2013, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $241.3 million.

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
We are a highly leveraged company, with approximately $1,068.1 million in debt outstanding as of June 30, 2013. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of June 30, 2013, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.7 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 8 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider to be immaterial to our business. The Risk Factors section of our 2012 Annual Report on Form 10-K remain current with the exception of the new risk factors included below.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our stock price and our future business and financial results.

The Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including the approval by our stockholders and the approval of the issuance of the Stock Consideration by FNF stockholders, the expiration or termination of applicable waiting periods under antitrust laws and various approvals, consents or clearances that may be required to be obtained from regulatory entities. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. We will also incur certain transaction costs whether or not the Merger is completed. If the Merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the pending acquisition of the Company. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. In addition, if we are unable to retain certain key operational and other employees during the pendency of the Merger, it may adversely impact our ability to operate our businesses. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

Additionally, as a condition to their approval of the Merger, regulatory authorities may impose requirements, limitations or costs or place restrictions on the conduct of the combined company's business. If the combined company agrees to these requirements, limitations, costs, or restrictions, its ability to realize the anticipated benefits of the Merger may be impaired.

Because the market price of FNF Common Stock will fluctuate, our stockholders cannot be sure of the exact value of the Merger Consideration they will receive upon the effective time of the Merger. In addition, the market price of FNF Common Stock will continue to fluctuate following the Merger.
FNF is a publicly traded corporation whose stock is listed on the New York Stock Exchange. Upon the effective time of the Merger, each share of our common stock will be converted into the right to receive the Merger Consideration, which consists of shares of FNF Common Stock and cash, pursuant to the terms of the Merger Agreement. The value of the Merger Consideration to be received by our stockholders will be based on the Exchange Ratio, which, pursuant to the Merger Agreement, will be determined based on the average of the volume weighted averages of the trading prices of FNF Common Stock during the ten trading day period ending on (and including) the third trading day prior to the closing of the Merger. This average price may vary from the market price of FNF Common Stock on the date the Merger was announced and from the price of FNF Common Stock on any other day. In addition, the price of FNF Common Stock could fluctuate between the time that the Exchange Ratio is set and the time our stockholders actually receive their shares of FNF Common Stock as Merger Consideration, so our stockholders will be subject to the risk of a decline in the price of FNF Common Stock during that period. Stock prices may also fluctuate following the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 7, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of June 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

Item 6. Exhibits

(a)	Exhibits:

10.1	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Date: August 8, 2013	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
Thomas L. Schilling
Executive Vice President and Chief Financial Officer

LENDER PROCESSING SERVICES, INC.
FORM 10-Q
INDEX TO EXHIBITS

The following documents are being filed with this Report:

Exhibit No.	Description

10.1	Form of Performance-Based Restricted Stock Award Agreement and Notice of Performance-Based Restricted Stock Grant.

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
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Earnings (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* This exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into anything under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.