Form 10-Q
period 2013-09-30
Lender Processing Services, Inc.
filed 2013-11-01
CIK 1429775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐ No ☑

As of October 29, 2013, 85,418,576 shares of the registrant's common stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2013

Part I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$203,207	$236,241
Trade receivables, net of allowance for doubtful accounts of $39.9 million and $45.5 million, respectively	233,322	274,783
Other receivables	6,344	3,800
Prepaid expenses and other current assets (inclusive of investments carried at fair value) - see note 4	37,216	41,541
Deferred income taxes, net	88,090	127,742
Total current assets	568,179	684,107
Property and equipment, net of accumulated depreciation of $209.2 million and $195.7 million, respectively	121,542	126,633
Computer software, net of accumulated amortization of $235.3 million and $205.0 million, respectively	272,714	245,271
Other intangible assets, net of accumulated amortization of $291.7 million and $286.3 million, respectively	18,978	23,670
Goodwill	1,109,304	1,109,304
Other non-current assets (inclusive of investments carried at fair value) - see note 4	281,808	256,849
Total assets	$2,372,525	$2,445,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$40,125	$—
Trade accounts payable	39,658	38,901
Accrued salaries and benefits	72,848	107,984
Legal and regulatory accrual	86,563	223,149
Other accrued liabilities	152,766	169,458
Deferred revenues	58,270	58,868
Total current liabilities	450,230	598,360

Deferred revenues	27,382	24,987
Deferred income taxes, net	189,825	174,303
Long-term debt, net of current portion	1,028,000	1,068,125
Other non-current liabilities	32,909	37,163
Total liabilities	1,728,346	1,902,938

Commitments and contingencies (note 9)

Stockholders' equity:
Preferred stock $0.0001 par value; 50 million shares authorized, none issued at September 30, 2013 and December 31, 2012	—	—
Common stock $0.0001 par value; 500 million shares authorized, 97.4 million shares issued at September 30, 2013 and December 31, 2012	10	10
Additional paid-in capital	249,145	250,016
Retained earnings	776,654	694,148
Accumulated other comprehensive loss	(3,106)	(3,079)
Treasury stock at cost; 12.1 million and 12.5 million shares at September 30, 2013 and December 31, 2012, respectively	(378,524)	(398,199)
Total stockholders' equity	644,179	542,896
Total liabilities and stockholders' equity	$2,372,525	$2,445,834
See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenues	$418,981	$497,451	$1,359,522	$1,496,622
Expenses:
Operating expenses	316,923	361,351	1,006,923	1,099,538
Depreciation and amortization	25,870	24,241	78,596	71,608
Legal and regulatory charges	2,445	—	54,011	144,476
Exit costs, impairments and other charges	10,334	—	12,035	—
Total expenses	355,572	385,592	1,151,565	1,315,622
Operating income	63,409	111,859	207,957	181,000
Other income (expense):
Interest income	554	463	1,698	1,365
Interest expense	(13,014)	(16,112)	(39,611)	(48,969)
Other income (expense), net	(79)	14	212	173
Total other income (expense)	(12,539)	(15,635)	(37,701)	(47,431)
Earnings from continuing operations before income taxes	50,870	96,224	170,256	133,569
Provision for income taxes	15,421	35,892	59,589	59,860
Earnings from continuing operations	35,449	60,332	110,667	73,709
Earnings (loss) from discontinued operations, net of tax	31	(2,028)	(2,173)	(6,164)
Net earnings	$35,480	$58,304	$108,494	$67,545

Net earnings per share - basic from continuing operations	$0.42	$0.71	$1.30	$0.87
Net loss per share - basic from discontinued operations	—	(0.02)	(0.02)	(0.07)
Net earnings per share - basic	$0.42	$0.69	$1.28	$0.80
Weighted average shares outstanding - basic	85,309	84,699	85,111	84,574

Net earnings per share - diluted from continuing operations	$0.41	$0.71	$1.29	$0.87
Net loss per share - diluted from discontinued operations	—	(0.02)	(0.02)	(0.07)
Net earnings per share - diluted	$0.41	$0.69	$1.27	$0.80
Weighted average shares outstanding - diluted	85,984	84,948	85,569	84,774

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net earnings	$35,480	$58,304	$108,494	$67,545
Other comprehensive earnings (loss):
Unrealized (loss) gain on investments, net of tax (1):
Unrealized holding (losses) gains	57	4	(2,017)	981
Reclassification adjustments for gains on sold investments included in net earnings	—	(7)	(30)	(63)
Total unrealized (loss) gain on investments, net of tax (1)	57	(3)	(2,047)	918

Unrealized gain (loss) on interest rate swaps, net of tax (2):
Unrealized holding gains (losses)	(777)	(1,385)	255	(4,492)
Reclassification adjustments for losses included in net earnings	665	648	1,918	1,924
Total unrealized gain (loss) on interest rate swaps, net of tax (2)	(112)	(737)	2,173	(2,568)
Currency translation adjustment	(68)	6	(153)	6
Other comprehensive loss	(123)	(734)	(27)	(1,644)
Comprehensive earnings	$35,357	$57,570	$108,467	$65,901
____________
(1) Net of income tax benefit (expense) of $0.0 million and $(0.9) million for the three months ended September 30, 2013 and 2012, respectively and $1.3 million and $(0.6) million for the nine months ended September 30, 2013 and 2012, respectively.

(2) Net of income tax (expense) benefit of $0.1 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively and $(1.3) million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Equity
Nine Months Ended September 30, 2013
(Unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Equity
	(In thousands)
Balances, December 31, 2012	97,427	$10	$250,016	$694,148	$(3,079)	(12,514)	$(398,199)	$542,896
Net earnings	—	—	—	108,494	—	—	—	108,494
Cash dividends declared (1)(2)	—	—	—	(25,988)	—	—	—	(25,988)
Exercise of stock options and restricted stock vesting	—	—	(21,861)	—	—	437	19,675	(2,186)
Income tax effect of equity compensation	—	—	213	—	—	—	—	213
Stock-based compensation cost	—	—	20,777	—	—	—	—	20,777
Unrealized loss on investments, net	—	—	—	—	(2,047)	—	—	(2,047)
Unrealized gain on interest rate swaps, net	—	—	—	—	2,173	—	—	2,173
Currency translation adjustment	—	—	—	—	(153)	—	—	(153)
Balances, September 30, 2013	97,427	$10	$249,145	$776,654	$(3,106)	(12,077)	$(378,524)	$644,179
____________

(1)	Dividends of $0.10 per common share were paid on March 21, 2013, June 13, 2013 and September 12, 2013.
(2) Dividends declared includes dividends accrued on restricted stock that are not paid until vesting occurs.

See accompanying notes to condensed consolidated financial statements (unaudited).

LENDER PROCESSING SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$108,494	$67,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,580	73,407
Amortization of debt issuance costs	3,141	3,317
Asset impairment charges	785	3,812
Gain on sale of discontinued operations	—	(6,688)
Deferred income taxes, net	54,630	776
Stock-based compensation cost	20,777	19,520
Income tax effect of equity compensation	(917)	(494)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	41,304	27,543
Other receivables	(2,544)	(1,748)
Prepaid expenses and other assets	(11,162)	(18,512)
Deferred revenues	1,798	10,605
Accounts payable, accrued liabilities and other liabilities	(187,281)	124,487
Net cash provided by operating activities	107,605	303,570

Cash flows from investing activities:
Additions to property and equipment	(20,208)	(16,109)
Additions to capitalized software	(65,909)	(56,088)
Purchases of investments, net of proceeds from sales	(8,094)	(17,604)
Acquisition of title plants and property records data	(18,484)	(33,600)
Acquisitions, net of cash acquired	—	(12,250)
Proceeds from sale of discontinued operations, net of cash distributed	—	16,206
Net cash used in investing activities	(112,695)	(119,445)

Cash flows from financing activities:
Debt service payments	—	(72,082)
Exercise of stock options and restricted stock vesting	(2,186)	(1,792)
Income tax effect of equity compensation	917	494
Dividends paid	(25,723)	(25,384)
Payment of contingent consideration related to acquisitions	(952)	(2,000)
Net cash used in financing activities	(27,944)	(100,764)

Net (decrease) increase in cash and cash equivalents	(33,034)	83,361
Cash and cash equivalents, beginning of period	236,241	77,355
Cash and cash equivalents, end of period	$203,207	$160,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,398	$54,774
Cash paid for taxes	$6,956	$46,853

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
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of LPS and FNF, at the effective time of the Merger, each share of Company common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time (other than (i) shares owned by the Company, its subsidiaries, FNF or Merger Subsidiary and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive (i) $28.102 in cash (the “Cash Consideration”), and (ii) a fraction of a share of Class A common stock, par value $0.0001 per share, of FNF (“FNF Common Stock”) equal to an exchange ratio, established (and subject to adjustment) under the terms of the Merger Agreement (such exchange ratio, the “Exchange Ratio” and such consideration the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger (the “Company Stockholder Approval”), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iii) the consent or approval by certain state regulatory entities, (iv) the absence of any injunction or applicable law prohibiting consummation of the Merger, (v) the shares of FNF Common Stock to be issued in the Merger having been approved for listing on the New York Stock Exchange, (vi) the accuracy of the representations and warranties made by the Company, FNF and Merger Subsidiary (subject to materiality qualifiers), including the absence of any change, effect, event, occurrence, circumstance or state of facts, from March 31, 2013 to the effective time of the Merger, that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company or a FNF Material Adverse Effect (as defined in the Merger Agreement) with respect to FNF and (vii) the performance, in all material respects, by each of the Company, FNF and Merger Subsidiary of all of its obligations under the Merger Agreement. The Merger Agreement contains customary representations and warranties made by the Company, FNF and Merger Subsidiary. The Merger Agreement also contains customary covenants. In addition, each of the Company and FNF has agreed (i) to conduct its business in the ordinary course of business during the period between the execution of the Merger

Agreement and the closing of the Merger and (ii) not to take certain actions prior to the closing of the Merger without the prior consent of the other party.
In connection with the Merger, on July 12, 2013, the Company received a request for additional information and documentary material, often referred to as a “Second Request”, from the United States Federal Trade Commission (the “FTC”) in connection with the HSR Act regulatory review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and FNF have substantially complied with the Second Request, unless that period is extended voluntarily by the Company and FNF or terminated sooner by the FTC. The Company expects the transaction to close at or around the end of 2013.
The Merger Agreement contains certain termination rights for the Company and FNF. Among other things, the Company can terminate the Merger Agreement if the Average FNF Stock Price is less than $20.00 at the time when all other closing conditions are satisfied. The Merger Agreement also specifies circumstances in which the Company would be required to pay FNF a termination fee of $74 million.
Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8‑K filed by the Company on May 28, 2013 under Item 1.01, the full text of the Merger Agreement in Exhibit 2.1 to that Form 8‑K and FNF’s registration statement on Form S-4 that included a proxy statement of the Company that also constitutes a prospectus of FNF.

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

As of September 30, 2013 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$78.6	$4.7	$73.9	$—	$78.6
Interest rate swaps (note 7)	Liability	$5.1	$—	$5.1	$—	$5.1

As of December 31, 2012 (in millions):			Fair Value
	Classification	Carrying Value	Level 1	Level 2	Level 3	Total
Investments (note 4)	Asset	$74.6	$5.1	$69.5	$—	$74.6
Interest rate swaps (note 7)	Liability	$8.6	$—	$8.6	$—	$8.6

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

The basic weighted average shares and common stock equivalents are computed using the treasury stock method. The following table summarizes the earnings (loss) per share for the three and nine months ending September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings from continuing operations, net of tax	$35,449	$60,332	$110,667	$73,709
Earnings (loss) from discontinued operations, net of tax	31	(2,028)	(2,173)	(6,164)
Net earnings	$35,480	$58,304	$108,494	$67,545

Net earnings per share - basic from continuing operations	$0.42	$0.71	$1.30	$0.87
Net loss per share - basic from discontinued operations	—	(0.02)	(0.02)	(0.07)
Net earnings per share - basic	$0.42	$0.69	$1.28	$0.80
Weighted average shares outstanding - basic	85,309	84,699	85,111	84,574

Net earnings per share - diluted from continuing operations	$0.41	$0.71	$1.29	$0.87
Net loss per share - diluted from discontinued operations	—	(0.02)	(0.02)	(0.07)
Net earnings per share - diluted	$0.41	$0.69	$1.27	$0.80
Weighted average shares outstanding - diluted	85,984	84,948	85,569	84,774

Options to purchase approximately 2.2 million and 7.3 million shares of our common stock for the three months ended September 30, 2013 and 2012, respectively, and 3.3 million and 7.4 million shares of our common stock for the nine months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because they were antidilutive. In addition, approximately 1.7 million and 1.6 million shares of restricted stock were not included in our weighted average shares outstanding due to vesting restrictions that contain forfeitable rights to dividends as of September 30, 2013 and 2012, respectively. We may, in the future, limit dilution caused by option exercises, including anticipated exercises, by repurchasing shares in the open market or in privately negotiated transactions.

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 6, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock, effective through June 30, 2014. As of September 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

(4)	Investments

Our title insurance subsidiary, National Title Insurance of New York, Inc. (“NTNY”), is statutorily required to maintain assets backing its reserves for settling losses on the policies it issues. As of September 30, 2013 and December 31, 2012, these assets primarily included cash and cash equivalents, which totaled $30.2 million and $21.0 million, respectively, and investments, which totaled $78.6 million and $74.6 million, respectively. These investments, which consist of treasury bonds, municipal bonds, government agency bonds and corporate bonds, are classified as available for sale securities, and are included in the accompanying condensed consolidated balance sheets at fair value within prepaid expenses and other current assets and other non-current assets. Any unrealized gains or losses on these investments are recognized in other comprehensive earnings (loss) until the investment maturity or sale date. Since the Company does not intend to sell and will more-likely-than-not maintain each debt security until its anticipated recovery, and no significant credit risk is deemed to exist, these investments are not considered other than temporarily impaired.

The amortized cost and fair value of our available for sale securities at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2013	$78,277	$1,731	$(1,449)	$78,559
As of December 31, 2012	$71,035	$3,669	$(83)	$74,621

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

Each of these asset groups qualifies as discontinued operations under ASC Topic 205-20 Presentation of Financial Statements- Discontinued Operations. Under that guidance, the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported as discontinued operations if the entity will not have significant continuing involvement in the operations of the component after the disposal transaction and the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal. The results of discontinued operations are presented net of tax, as a separate component in the condensed consolidated statements of earnings. As of September 30, 2013, all significant remaining assets and liabilities associated with these held for sale businesses had been disposed of.

The table below illustrates the components of the earnings (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$58	$15,803	$4,815	$64,340
Pretax income (loss) from discontinued operations before impairment charges	$49	$(1,478)	$(3,419)	$(8,453)
Impairment charges (1):
Intangible assets	—	—	—	(226)
Goodwill	—	—	—	(2,281)
Other	—	(124)	—	(459)
Total impairment charges	—	(124)	—	(2,966)
Pretax income (loss) from operations	49	(1,602)	(3,419)	(11,419)
Other income (expense) (2)	—	(1,633)	(31)	6,693
Income tax benefit (expense) on discontinued operations	(18)	1,207	1,277	(1,438)
Earnings (loss) from discontinued operations, net of tax	$31	$(2,028)	$(2,173)	$(6,164)

___________________
(1) The Company recorded impairments of $3.0 million primarily related to the revision in the fair value of the remaining net assets of our True Automation business unit, which was sold on May 2, 2012.
(2) On January 9, 2012, we completed the sale of our SoftPro business unit and recorded a pre-tax gain of $8.1 million. This was offset by a pre-tax loss of $1.6 million related to the sale of our True Automation and Aptitude Solutions business units on May 2, 2012.

(6)	Restructuring

During 2012, management committed to a restructuring plan (the "Fourth Quarter 2012 Restructuring Plan") in order to remove duplicate headcount, reduce future operating expenses, and improve operational performance and profitability. All payouts related to our Fourth Quarter 2012 Restructuring Plan are expected to be made by December 31, 2013.

The following table sets forth the Company's Fourth Quarter 2012 Restructuring Plan, exclusive of stock-based compensation charges, as of and for the nine months ended September 30, 2013 (in millions):

4th Quarter 2012 Restructuring Plan	Other Accrued Liabilities December 31, 2012	Cash Paid	Other Accrued Liabilities September 30, 2013
Ongoing termination arrangement	$1.1	$(0.6)	$0.5

(7)	Long-Term Debt

Long-term debt as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Term Loan A, secured, interest payable at LIBOR plus 2.00% (2.18% at September 30, 2013) quarterly principal amortization, maturing August 2016	$468,125	$468,125
Revolving Loan, secured, interest payable at LIBOR plus 2.00% (Eurocurrency Borrowings) (2.18% at September 30, 2013), Fed-funds plus 2.00% (Swingline borrowings) (2.06% at September 30, 2013), or the highest of (a) Fed-funds plus 0.50%, (b) Prime or (c) LIBOR plus 1%, plus the Applicable Margin for Base Rate borrowings of 1.00% (Base Rate Borrowings) (1.56%, 4.25% or 2.18%, respectively, at September 30, 2013), maturing August 2016. Total of $398.1 million unused (net of outstanding letters of credit) as of September 30, 2013	—	—
Senior unsecured notes, issued at par, interest payable semiannually at 5.75%, due Oct. 2023	600,000	600,000
Total debt	1,068,125	1,068,125
Less current portion	(40,125)	—
Long-term debt, excluding current portion	$1,028,000	$1,068,125

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

The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of September 30, 2013, we were paying an annual margin on the Term Loan A of 2.0%.

The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of September 30, 2013, we had prepaid approximately $13.4 million on the Term Loan A, which payments were made in 2012.

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

Senior Notes

On October 12, 2012, we issued $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. The net proceeds of the offering, along with cash on hand, were used to purchase and redeem $362 million aggregate principal amount of our senior notes due 2016, to prepay in full the Term Loan B under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions.

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

LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. As of September 30, 2013 and December 31, 2012, NTNY had statutory capital and surplus of $48.7 million and $38.8 million, respectively, and it had the statutory ability to pay dividends to the Company of up to $16.7 million and $11.3 million, respectively.

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

The amount of dividends the Company is able to declare and pay to its stockholders is restricted by certain covenants contained in the Indenture. Under the Indenture, we may not make certain restricted payments, including payments of dividends or distributions on our common stock, in excess of an amount generally equal to the sum of (i) 50% of consolidated net income generated since July 1, 2008, plus (ii) a $40 million annual exclusion, plus (iii) an additional aggregate $75 million exclusion over the life of the 2023 Notes. As a result of this restriction, as of September 30, 2013 and December 31, 2012, approximately $250 million and $221 million, respectively, of our consolidated retained earnings balance, which totaled $777 million and $694 million respectively, was available for the payment of dividends. Our Credit Agreement also contains a limit on the payment of dividends, the amount of which is significantly in excess of the amount available under the Indenture. Currently, under the terms of the Merger Agreement with FNF, we are prohibited from paying dividends other than our regular quarterly cash dividend of $0.10 per share without obtaining the prior written consent of FNF.

Fair Value of Long-Term Debt

The fair value of the Company's long-term debt at September 30, 2013 is estimated to be approximately 102% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

On August 26, 2011, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $250 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.18% as of September 30, 2013) and the Company pays a fixed rate of 1.265%. The effective date of the swap is August 31, 2011 and the maturity date is July 31, 2016.

On August 4, 2010, we entered into an interest rate swap to hedge forecasted monthly interest rate payments on $75 million of our floating rate debt, in which the bank pays a variable rate equal to 1 Month LIBOR (equal to 0.18% as of September 30, 2013) and the Company pays a fixed rate of 2.080%. The effective date of the swap is December 31, 2012 and the maturity date is December 31, 2013.

We have entered into interest rate swap transactions in order to convert a portion of our interest rate exposure on our floating rate debt from variable to fixed. We have designated these interest rate swaps as cash flow hedges. A portion of the amount included in accumulated other comprehensive loss will be reclassified into interest expense as a yield adjustment as interest payments are made on the Term Loan. The inputs used to determine the estimated fair value of our interest rate swaps are Level 2-type measurements. We have considered our own credit risk when determining the fair value of our interest rate swaps.

Estimated fair values of interest rate swaps in the condensed consolidated balance sheets were as follows (in millions):

Balance Sheet Account	September 30, 2013	December 31, 2012
Other accrued liabilities	$0.4	$1.4
Other long-term liabilities	$4.7	$7.2

A cumulative loss of $3.1 million and $5.3 million is reflected in accumulated other comprehensive loss as of September 30, 2013 and December 31, 2012, respectively. A summary of the effect of derivative instruments on amounts recognized in other comprehensive earnings (“OCE”) and on the accompanying condensed consolidated statement of earnings for the three and nine months ended September 30, 2013 and 2012 is as follows (in millions):

	Amount of Loss Recognized in OCE on Interest Rate Hedges		Amount of Loss Reclassified from Accumulated OCE into Earnings (included within interest expense)
Interest Rate Swap contract	2013	2012	2013	2012
Three Months Ended September 30,	$1.3	$2.2	$1.1	$1.0
Nine Months Ended September 30,	$0.4	$7.3	$3.1	$3.1

Approximately $1.7 million (net of tax) of the balance in accumulated other comprehensive loss as of September 30, 2013 is expected to be reclassified into interest expense over the next twelve months.

It is our policy to execute such instruments with credit-worthy banks and not to enter into derivative financial instruments for speculative purposes. As of September 30, 2013, we believe our interest rate swap counterparties will be able to fulfill their obligations under our agreements, and we believe we will have debt outstanding through the various expiration dates of the swaps such that the occurrence of future cash flow hedges remains probable.

(8)	Income Taxes

The provision for income taxes on continuing operations totaled $59.6 million and $59.9 million during the nine months ended September 30, 2013 and 2012, respectively, which resulted in an effective tax rate of 35.0% and 44.8%, respectively. The decrease in the effective rate is due to an increase in federal and state deductions and credits recognized during the current year period related to the development and licensing of our technology platforms, whereas the prior year period included the impact of adjustments related to the assumed deductibility of the legal and regulatory charges recognized.

(9)	Commitments and Contingencies

We are involved in various pending and threatened litigation and regulatory matters related to our operations, some of which include claims for punitive or exemplary damages. Our ordinary course litigation includes purported class action lawsuits which make allegations related to various aspects of our operations. From time to time, we also receive requests for information from various state and federal regulatory authorities, some of which take the form of civil investigative demands or subpoenas. Some of these regulatory inquiries may result in the assessment of fines for violations of regulations or settlements with such authorities requiring a variety of remedies. We believe that no actions, other than those matters discussed below, depart from customary litigation or regulatory inquiries incidental to our business.

In accordance with applicable accounting guidance, we establish accruals for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. Our accrual for legal and regulatory matters totaled $86.6 million and $223.1 million as of September 30, 2013 and December 31, 2012, respectively. The accrual, which was adjusted during the current quarter to reflect changes in the estimated costs to resolve certain of the matters described below, represents management's best estimate of future costs of settlement, damages and associated legal and professional fees with respect to matters that remain pending and assumes no third party recoveries. For the reasons described below, we are unable to estimate a range of loss for pending matters in excess of the amount accrued or for any potential losses related to any other reasonably possible claims. We continually evaluate the accrual for legal and regulatory matters as those matters progress.

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

Based on our current knowledge, we believe that the outcome of all pending or threatened legal and regulatory matters, including those described below, will not have a material adverse impact on our business operations, consolidated financial condition or liquidity. However, it is difficult to predict the final outcome of these matters due, among other things, to the early stage of certain of these matters and the factors described above. As a result, there can be no assurance that we will not incur costs and expenses in the future in excess of the amount of our current accrual that would be material, including but not limited to settlements, damages, fines or penalties and legal costs, or be subject to other remedies, as a result of the matters described below or other legal or regulatory matters. Therefore, it is reasonably possible that the accrual for legal and regulatory matters will change and that the change could be material to our consolidated financial statements.

Litigation Matters

Securities Fraud Litigation

On January 28, 2013, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) resolving the securities class action litigation brought against us by St. Clair Shores General Employees' Retirement System. The Settlement Agreement contains a termination provision that the Company can exercise in the event that shareholders owning a sufficient number of shares elect to opt out of the settlement. An institutional investor has opted out of the settlement and filed a separate securities disclosure litigation complaint against us. The number of shares owned by such institutional investor during the class period is sufficient to trigger our right to terminate the settlement. We are continuing to go forward with the settlement but still have the ability to terminate the settlement if certain circumstances arise. The settlement remains subject to the entry of a final order by the United States District Court for the Middle District of Florida. We intend to vigorously defend these matters.

Shareholder Derivative Litigation

On January 21, 2011, a shareholder derivative lawsuit entitled Michael Wheatley, Derivatively on Behalf of Lender Processing Services, Inc. v. Jeffrey S. Carbiener, et al., was filed against the Company and certain of the Company's current and former officers and directors in the Circuit Court of the 4th Judicial Circuit in and for Duval County, Florida. The complaint was filed by a shareholder of the Company, and seeks damages for alleged breaches of fiduciary duties and alleged mismanagement. The complaint alleges, among other things, that the Company failed to implement sufficient internal controls to prevent fraudulent activity in connection with its default management services; that the Company, in public filings and other statements, failed to disclose material information, including information regarding the Company's exposure to legal claims concerning allegedly improper foreclosure activity; and that the Company had an improper relationship with certain attorneys who provided services to the Company's clients. The complaint seeks an unspecified amount of damages, as well as other forms of relief. The parties agreed to a voluntary stay in this matter. On February 12, 2013, a shareholder derivative lawsuit entitled Steven Hill, Derivatively on Behalf of Lender Processing Services, Inc. v. Lee A. Kennedy, et al., was filed against the Company and certain of the Company's current and former officers and directors in the Court of Chancery of the State of Delaware. The complaint was filed by a shareholder of the Company, and alleges breaches of fiduciary duties based on the same alleged conduct as in the Wheatley case, as well as other allegations related to the Company's handling of foreclosure documentation and use of an attorney network. On September 27, 2013, the Hill case was voluntarily dismissed without prejudice. The Company intends to vigorously defend the Wheatley matter.

Merger Litigation

On May 31, 2013, the plaintiff in Wheatley amended its complaint to further allege that the directors of the Company breached their fiduciary duties of care and loyalty to the shareholders of the Company by voting in favor of the Company entering into an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2013 with Fidelity National Financial, Inc. (“FNF”) and Lion Merger Sub, Inc., a subsidiary of FNF (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a subsidiary of FNF (the “Proposed Merger”). The new claims allege that the directors of the Company breached their fiduciary obligations by (i) failing to adequately value the Company, (ii) preventing a competitive bidding process for the Company, and (iii) ignoring conflicts of interest stemming from the directors' interrelationships or connections with the Proposed Merger. The complaint also alleges that FNF and Thomas H. Lee Partners LP aided and abetted the directors' breach of their fiduciary obligations. The new counts in the Wheatley complaint seek to preliminarily and permanently enjoin the parties from proceeding with and consummating the Proposed Merger or, in the event the Proposed Merger is consummated, to rescind or set it aside and/or award the plaintiff class an unspecified amount of rescissory or compensatory damages. On June 3, 2013, an individual plaintiff, on behalf of herself and other similarly situated plaintiffs, filed a complaint titled Pruitt v. Lender Processing Services, et al, in the Court of Chancery of the State of Delaware against the Company, its directors, FNF and Merger Subsidiary alleging that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger based on the same conduct alleged in the new counts of the Wheatley case. Pruitt also alleges that the Company, FNF and Merger Subsidiary aided and abetted such misconduct. On June 4, 2013, the Orlando Police Pension Fund, on behalf of itself and other similarly situated plaintiffs, filed a complaint in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida against the Company, its directors, FNF and Merger Subsidiary. The Orlando Police Pension Fund v. Lender Processing Services, Inc. case alleges that the directors of the Company engaged in conduct similar to that alleged in Pruitt, and thereby breached their fiduciary duties in connection with the Proposed Merger. The complaint also alleges that the Company, FNF and Merger Subsidiary aided and abetted such misconduct. The complaint in each of Pruitt and Orlando Police Pension Fund seeks to preliminarily and permanently enjoin the parties from proceeding with and consummating the Proposed Merger or, in the event the Merger is consummated, to rescind or set it aside and/or award the plaintiff class an unspecified amount of rescissory or compensatory damages. On August 26, 2013, the Wheatley case and the Orlando Police Pension Fund case were consolidated. On September 23, 2013, a second amended complaint was filed in this consolidated action. On September 27, 2013, the Pruitt case was voluntarily dismissed without prejudice. The Company intends to vigorously defend the consolidated Wheatley and Orlando Police Pension Fund matter.

Washington Mutual Receivership Proceedings

The Federal Deposit Insurance Corporation (“FDIC”), in its capacity as Receiver for Washington Mutual Bank (“WAMU”), filed a complaint against the Company and certain of its subsidiaries on May 9, 2011 in the U.S. District Court for the Central District of California to recover alleged losses of approximately $154.5 million. The FDIC contends these losses were a direct and proximate result of the defendants' alleged breach of contract with WAMU with respect to the provision of certain services by the Company's subsidiary LSI Appraisal LLC, an appraisal management company. In particular, the FDIC claims that the services provided failed to conform to federal and state law, regulatory guidelines and other industry standards, including specifically the provisions of the Uniform Standards of Professional Appraisal Practice (“USPAP”). The Company believes that the services it provided satisfied the terms and conditions of its contract with WAMU. The Company intends to vigorously defend this matter. We have increased our legal accrual as of September 30, 2013 to reflect the additional costs expected to litigate this matter to conclusion.

Regulatory Matters

Nevada Attorney General

On December 15, 2011, the Nevada Attorney General filed a civil complaint in the District Court for Clark County alleging that certain document execution practices and administrative services provided to attorneys violated the Nevada Unfair and Deceptive Trade Practices Act. The complaint seeks an unspecified amount of damages. The Company intends to vigorously defend this matter. We have increased our legal accrual as of September 30, 2013 to reflect the additional costs expected to litigate this matter to conclusion.

Consent Order

Following a review by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision (collectively, the “banking agencies”), we entered into a consent order (the “Order”) dated April 13, 2011 with the banking agencies. The banking agencies' review of our services included the services provided by our default operations to mortgage servicers regulated by the banking agencies, including document execution services. The Order does not make any findings of fact or conclusions of wrongdoing, nor does LPS admit any fault or liability. Under the Order, we agreed to further study the issues identified in the review and to enhance our compliance, internal audit, risk management and board oversight plans with respect to those businesses. We also agreed to engage an independent third party to conduct a risk assessment and review of our default management businesses and the document execution services we provided to servicers from January 1, 2008 through December 31, 2010. The document execution review by the independent third party is likely to take longer than we previously anticipated. We have increased our legal accrual as of September 30, 2013 to reflect the additional fees and costs we expect the independent third party will charge us to complete the review. To the extent such review, once completed, requires additional remediation of mortgage documents or identifies any financial injury from the document execution services we provided, we have agreed to implement an appropriate plan to address the issues. The Order contains various deadlines by which we have agreed to accomplish the undertakings set forth therein, including the preparation of a remediation plan following the completion of the document execution review. We have also agreed to make periodic reports to the banking agencies on our progress with respect to each of the undertakings in the Order. The Order does not include any fine or other monetary penalty, although the banking agencies have not yet concluded their assessment of whether any civil monetary penalties may be imposed.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below and in our 2012 Annual Report on Form 10-K filed on February 25, 2013.

Escrow Arrangements

In conducting our title agency and closing services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2013, the aggregate value of all amounts held in escrow in our title agency and closing services operations totaled $172.7 million.

(10)	Segment Information

Summarized unaudited financial information concerning our segments is shown in the following tables.

As of and for the three months ended September 30, 2013 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$183,391	$235,524	$66	$418,981
Operating expenses (1)	113,494	193,932	9,497	316,923
Depreciation and amortization	20,453	4,541	876	25,870
Legal and regulatory charges	—	1,795	650	2,445
Exit costs, impairments and other charges	386	3,691	6,257	10,334
Operating income (loss)	49,058	31,565	(17,214)	63,409
Total other income (expense)	485	739	(13,763)	(12,539)
Earnings (loss) from continuing operations before income taxes	$49,543	$32,304	$(30,977)	$50,870
Balance sheet data:
Total assets (2)	$1,311,596	$714,089	$346,840	$2,372,525
Goodwill (2)	$724,833	$384,471	$—	$1,109,304

As of and for the three months ended September 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$188,994	$308,451	$6	$497,451
Operating expenses (1)	111,950	238,269	11,132	361,351
Depreciation and amortization	18,726	4,531	984	24,241
Operating income (loss)	58,318	65,651	(12,110)	111,859
Total other income (expense)	486	684	(16,805)	(15,635)
Earnings (loss) from continuing operations before income taxes	$58,804	$66,335	$(28,915)	$96,224
Balance sheet data:
Total assets (2)	$1,250,565	$757,754	$361,209	$2,369,528
Goodwill (2)	$741,619	$384,471	$—	$1,126,090

As of and for the nine months ended September 30, 2013 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$571,021	$788,370	$131	$1,359,522
Operating expenses (1)	340,087	635,468	31,368	1,006,923
Depreciation and amortization	61,665	14,243	2,688	78,596
Legal and regulatory charges	—	1,795	52,216	54,011
Exit costs, impairments and other charges	501	4,266	7,268	12,035
Operating income (loss)	168,768	132,598	(93,409)	207,957
Total other income (expense)	1,350	2,434	(41,485)	(37,701)
Earnings (loss) from continuing operations before income taxes	$170,118	$135,032	$(134,894)	$170,256

As of and for the nine months ended September 30, 2012 (in thousands):

	Technology, Data and Analytics	Transaction Services	Corporate and Other	Total
Revenues	$547,593	$951,021	$(1,992)	$1,496,622
Operating expenses (1)	325,928	743,178	30,432	1,099,538
Depreciation and amortization	55,269	13,339	3,000	71,608
Legal and regulatory charges	—	—	144,476	144,476
Operating income (loss)	166,396	194,504	(179,900)	181,000
Total other income (expense)	1,254	1,938	(50,623)	(47,431)
Earnings (loss) from continuing operations before income taxes	$167,650	$196,442	$(230,523)	$133,569
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

As of September 30, 2013, the Parent Company has no independent assets or operations, and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the Subsidiary Guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc., our title insurance underwriter subsidiary, by dividend or loan. As discussed in note 4, NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. NTNY, which is not a Subsidiary Guarantor, was more than a minor subsidiary as of and during the three and nine month periods ended September 30, 2013 and 2012.

The following tables set forth, on a condensed consolidating basis, the balance sheets and statements of comprehensive earnings and cash flows for the Parent Company, the Subsidiary Guarantors and Other Subsidiaries as of and for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

The following table represents our condensed consolidating balance sheet as of September 30, 2013 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$2,070	$524,923	$41,186	$—	$568,179
Investment in subsidiaries	1,673,856	—	—	(1,673,856)	—
Non-current assets	17,990	1,704,803	81,553	—	1,804,346
Total assets	$1,693,916	$2,229,726	$122,739	$(1,673,856)	$2,372,525
Liabilities and equity:
Current liabilities	$38,880	$353,452	$57,898	$—	$450,230
Total liabilities	1,049,737	624,712	53,897	—	1,728,346
Total equity	644,179	1,605,014	68,842	(1,673,856)	644,179
Total liabilities and equity	$1,693,916	$2,229,726	$122,739	$(1,673,856)	$2,372,525

The following table represents our condensed consolidating statement of comprehensive earnings for the three months ended September 30, 2013 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$367,442	$51,539	$—	$418,981
Total expenses	7,124	300,000	48,448	—	355,572
Operating income (loss)	(7,124)	67,442	3,091	—	63,409
Total other income (expense)	(13,014)	(40)	515	—	(12,539)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(20,138)	67,402	3,606	—	50,870
Provision (benefit) for income taxes	(6,244)	20,660	1,005	—	15,421
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(13,894)	46,742	2,601	—	35,449
Equity in earnings of consolidated entities, net of tax	49,374	—	—	(49,374)	—
Earnings from continuing operations	35,480	46,742	2,601	(49,374)	35,449
Earnings from discontinued operations, net of tax	—	31	—	—	31
Net earnings	35,480	46,773	2,601	(49,374)	35,480
Total other comprehensive loss	(112)	—	(11)	—	(123)
Comprehensive earnings	$35,368	$46,773	$2,590	$(49,374)	$35,357

The following table represents our condensed consolidating statement of comprehensive earnings for the nine months ended September 30, 2013 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,159,593	$199,929	$—	$1,359,522
Total expenses	20,777	945,928	184,860	—	1,151,565
Operating income (loss)	(20,777)	213,665	15,069	—	207,957
Total other income (expense)	(39,611)	483	1,427	—	(37,701)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(60,388)	214,148	16,496	—	170,256
Provision (benefit) for income taxes	(21,137)	74,952	5,774	—	59,589
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(39,251)	139,196	10,722	—	110,667
Equity in earnings of consolidated entities, net of tax	147,745	—	—	(147,745)	—
Earnings from continuing operations	108,494	139,196	10,722	(147,745)	110,667
Loss from discontinued operations, net of tax	—	(2,173)	—	—	(2,173)
Net earnings	108,494	137,023	10,722	(147,745)	108,494
Total other comprehensive earnings (loss)	2,173	—	(2,200)	—	(27)
Comprehensive earnings	$110,667	$137,023	$8,522	$(147,745)	$108,467

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Net earnings	$108,494	$137,023	$10,722	$(147,745)	$108,494
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(120,453)	129,650	54	147,745	156,996
Changes in assets and liabilities, net of effects from acquisitions	(13,284)	(147,627)	3,026	—	(157,885)
Net cash provided by (used in) operating activities	(25,243)	119,046	13,802	—	107,605
Net cash used in investing activities	—	(104,194)	(8,501)	—	(112,695)
Net cash used in financing activities	(26,992)	(952)	—	—	(27,944)
Net increase (decrease) in cash and cash equivalents	$(52,235)	$13,900	$5,301	$—	(33,034)
Cash and cash equivalents, beginning of period					236,241
Cash and cash equivalents, end of period					$203,207

The following table represents our condensed consolidating balance sheet as of December 31, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Assets:
Current assets	$3,371	$650,978	$29,758	$—	$684,107
Investment in subsidiaries	1,579,697	—	—	(1,579,697)	—
Non-current assets	21,131	1,662,882	77,714	—	1,761,727
Total assets	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834
Liabilities and equity:
Current liabilities	$9,532	$539,031	$49,797	$—	$598,360
Total liabilities	1,061,303	794,713	46,922	—	1,902,938
Total equity	542,896	1,519,147	60,550	(1,579,697)	542,896
Total liabilities and equity	$1,604,199	$2,313,860	$107,472	$(1,579,697)	$2,445,834

The following table represents our condensed consolidating statement of comprehensive earnings for the three months ended September 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$416,427	$81,024	$—	$497,451
Total expenses	7,172	301,432	76,988	—	385,592
Operating income (loss)	(7,172)	114,995	4,036	—	111,859
Total other income (expense)	(16,112)	9	468	—	(15,635)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(23,284)	115,004	4,504	—	96,224
Provision (benefit) for income taxes	(8,685)	42,773	1,804	—	35,892
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(14,599)	72,231	2,700	—	60,332
Equity in earnings of consolidated entities, net of tax	72,903	—	—	(72,903)	—
Earnings from continuing operations	58,304	72,231	2,700	(72,903)	60,332
Loss from discontinued operations, net of tax	—	(2,028)	—	—	(2,028)
Net earnings	58,304	70,203	2,700	(72,903)	58,304
Total other comprehensive earnings (loss)	(737)	—	3	—	(734)
Comprehensive earnings	$57,567	$70,203	$2,703	$(72,903)	$57,570

The following table represents our condensed consolidating statement of comprehensive earnings for the nine months ended September 30, 2012 (in thousands):

	Parent Company (1)	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Revenues	$—	$1,257,253	$239,369	$—	$1,496,622
Total expenses	19,520	1,066,773	229,329	—	1,315,622
Operating income (loss)	(19,520)	190,480	10,040	—	181,000
Total other income (expense)	(48,969)	116	1,422	—	(47,431)
Earnings (loss) from continuing operations before income taxes and equity in earnings of consolidated entities	(68,489)	190,596	11,462	—	133,569
Provision (benefit) for income taxes	(25,547)	81,009	4,398	—	59,860
Earnings (loss) from continuing operations before equity in earnings of consolidated entities	(42,942)	109,587	7,064	—	73,709
Equity in earnings of consolidated entities, net of tax	110,487	—	—	(110,487)	—
Earnings from continuing operations	67,545	109,587	7,064	(110,487)	73,709
Loss from discontinued operations, net of tax	—	(6,164)	—	—	(6,164)
Net earnings	67,545	103,423	7,064	(110,487)	67,545
Total other comprehensive earnings (loss)	(2,568)	—	924	—	(1,644)
Comprehensive earnings	$64,977	$103,423	$7,988	$(110,487)	$65,901

The following table represents our condensed consolidating statement of cash flows for the nine months ended September 30, 2012 (in thousands):

	Parent Company	Subsidiary Guarantors	Other Subsidiaries	Consolidating Adjustments	Total Consolidated Amounts
Cash flows from operating activities:
Net earnings	$67,545	$103,423	$7,064	$(110,487)	$67,545
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Non-cash expenses and other items	(90,458)	73,385	236	110,487	93,650
Changes in assets and liabilities, net of effects from acquisitions	(27,500)	159,719	10,156	—	142,375
Net cash provided by (used in) operating activities	(50,413)	336,527	17,456	—	303,570
Net cash provided by (used in) investing activities	3,956	(105,365)	(18,036)	—	(119,445)
Net cash used in financing activities	(98,764)	(2,000)	—	—	(100,764)
Net increase (decrease) in cash and cash equivalents	$(145,221)	$229,162	$(580)	$—	83,361
Cash and cash equivalents, beginning of period					77,355
Cash and cash equivalents, end of period					$160,716
______________

(1) The Parent Company does not allocate corporate overhead to the Subsidiary Guarantors or Other Subsidiaries.

(12)	Subsequent Events

Subsequent events have been evaluated through the date on which the financial statements were filed.

Dividend Declared

On October 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable December 12, 2013 to stockholders of record as of the close of business on November 28, 2013.

Effectiveness of Proxy Statement/Prospectus

On October 31, 2013, the proxy statement/prospectus included in the Registration Statement on Form S-4 that FNF has filed with the SEC in connection with the merger was declared effective by the SEC.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 1: Condensed Consolidated Financial Statements (Unaudited) and the notes thereto included elsewhere in this report. The discussion below contains forward-looking statements that involve a number of risks and uncertainties. Those forward-looking statements include all statements that are not historical facts, including statements about our beliefs and expectations. Forward-looking statements are based on management's beliefs, as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of historical fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The risks and uncertainties to which forward-looking statements are subject include, but are not limited to: the ability to consummate the proposed transaction with FNF; the ability to obtain requisite regulatory and stockholder approval and the satisfaction of other conditions to the consummation of the proposed transaction; the ability of FNF to successfully integrate LPS' operations and employees and realize anticipated synergies and cost savings; the potential impact of the announcement or consummation of the proposed transaction on relationships, including with employees, suppliers, customers and competitors; the Company is subject to intense competition and increased competition is expected in the future; the Company's ability to adapt its services to changes in technology or the marketplace; the impact of changes in the level of real estate activity (including, among others, loan originations, and refinancings in particular, and foreclosures) on demand for certain of the Company's services; the Company's ability to maintain and grow its relationship with its customers; the effects of the Company's substantial leverage on its ability to make acquisitions and invest in its business; the level of scrutiny being placed on participants in the foreclosure business; risks associated with federal and state enforcement proceedings, inquiries and examinations currently underway or that may be commenced in the future with respect to the Company's default management operations, and with civil litigation relating to these matters; changes to the laws, rules and regulations that regulate the Company's businesses as a result of the current economic and financial environment; changes in general economic, business and political conditions, including changes in the financial markets; the impact of any potential defects, development delays, installation difficulties or system failures on the Company's business and reputation; and risks associated with protecting information security and privacy. Additional information concerning these and other factors can be found in the Company's filings with the Securities and Exchange Commission (“SEC”), including the Company's most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and the proxy statement/prospectus included in the Registration Statement on Form S-4 that FNF has filed with the SEC in connection with the merger, which was declared effective by the SEC on October 31, 2013.

Proposed Transaction with FNF

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fidelity National Financial, Inc. (“FNF”) and Lion Merger Sub, Inc., a subsidiary of FNF (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a subsidiary of FNF (the “Merger”).
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of LPS and FNF, at the effective time of the Merger, each share of Company common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time (other than (i) shares owned by the Company, its subsidiaries, FNF or Merger Subsidiary and (ii) shares in respect of which appraisal rights have been properly exercised and perfected under Delaware law) will be converted into the right to receive (i) $28.102 in cash (the “Cash Consideration”), and (ii) a fraction of a share of Class A common stock, par value $0.0001 per share, of FNF (“FNF Common Stock”) equal to an exchange ratio, established (and subject to adjustment) under the terms of the Merger Agreement (such exchange ratio, the “Exchange Ratio” and such consideration the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).
Consummation of the Merger is subject to the satisfaction or waiver of customary conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger (the “Company Stockholder Approval”), (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), (iii) the consent or approval by certain state regulatory entities, (iv) the absence of any injunction or applicable law prohibiting consummation of the Merger, (v) the shares of FNF Common Stock to be issued in the Merger having been approved for listing on the New York Stock Exchange, (vi) the accuracy of the representations and warranties made by the Company, FNF and Merger Subsidiary (subject to materiality qualifiers), including the absence of any change, effect, event, occurrence, circumstance or state of facts, from March 31, 2013 to the effective time of the Merger, that has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement)

with respect to the Company or a FNF Material Adverse Effect (as defined in the Merger Agreement) with respect to FNF and (vii) the performance, in all material respects, by each of the Company, FNF and Merger Subsidiary of all of its obligations under the Merger Agreement. The Merger Agreement contains customary representations and warranties made by the Company, FNF and Merger Subsidiary. The Merger Agreement also contains customary covenants. In addition, each of the Company and FNF has agreed (i) to conduct its business in the ordinary course of business during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) not to take certain actions prior to the closing of the Merger without the prior consent of the other party.
In connection with the Merger, on July 12, 2013, the Company received a request for additional information and documentary material, often referred to as a “Second Request”, from the United States Federal Trade Commission (the “FTC”) in connection with the HSR Act regulatory review of the Merger. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after the Company and FNF have substantially complied with the Second Request, unless that period is extended voluntarily by the Company and FNF or terminated sooner by the FTC. The Company expects the transaction to close at or around the end of 2013.
The Merger Agreement contains certain termination rights for the Company and FNF. Among other things, the Company can terminate the Merger Agreement if the Average FNF Stock Price is less than $20.00 at the time when all other closing conditions are satisfied. The Merger Agreement also specifies circumstances in which the Company would be required to pay FNF a termination fee of $74 million.
Additional information about the merger and the terms of the Merger Agreement can be found in the Current Report on Form 8‑K filed by the Company on May 28, 2013 under Item 1.01, the full text of the Merger Agreement in Exhibit 2.1 to that Form 8‑K and FNF’s registration statement on Form S-4 that included a proxy statement of the Company that also constitutes a prospectus of FNF.

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
These integrated solutions support loan origination, servicing, portfolio retention and default servicing. Our technology solutions include MSP, a leading mortgage processing software in the U.S., and our Desktop system, which is a middleware enterprise workflow management application designed to streamline and automate business processes. Our data and analytics solutions provide proprietary data for the mortgage, real estate and capital markets industries. Our transaction services include our origination services, which support many aspects of the closing of mortgage loan transactions by national lenders and loan servicers, and our default services, which are used by mortgage lenders, servicers and other real estate professionals to reduce the expense of managing defaulted loans.

Our Technology, Data and Analytics segment principally includes:

•	Servicing Technology. Our mortgage servicing technology, which we conduct using our mortgage servicing platform ("MSP") and our team of experienced support personnel;

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

Our origination services include:

•	settlement and title agency services, in which we act as an agent for title insurers or as an underwriter, and closing services, in which we assist in the closing of real estate transactions;

•	appraisal services, which consist of traditional property appraisals provided through our appraisal management company; and

•	flood zone determination services, which assist lenders in determining whether a property is in a federally designated flood zone.

Our default services include, among others:

•	foreclosure administrative services, including administrative services and support provided to independent attorneys and trustees, mandatory title searches, posting and publishing, and other services;

•	property inspection and preservation services designed to preserve the value of properties securing defaulted loans;

•	default title and settlement services, which include a variety of services relating to the lender's ownership and eventual sale of REO properties; and

•	alternative property valuation services, which provide a range of default related valuation services supporting the foreclosure process.

General and administrative expenses that are not included in our operating segments are included in Corporate and Other.

Recent Trends and Developments

Our various businesses are impacted differently by the health of the real estate market, which is primarily affected by real estate prices, the availability of funds for mortgage loans, mortgage interest rates and the overall state of the U.S. economy. For instance, our origination services and some of our data businesses are directly affected by the volume of mortgage originations, and refinancing transactions in particular. A weaker economy can increase the volume of consumer mortgage defaults, which can favorably affect the revenues from our default services operations in which we service residential mortgage loans in default, as well as from our Desktop solution. Unlike those market driven businesses, our mortgage processing business primarily earns revenues based on the total number of mortgage loans it processes, which tends to stay more constant. However, in the event that a difficult economy or other factors lead to a decline in levels of home ownership and a reduction in the number of mortgage loans outstanding and we are not able to counter the impact of those events with increased market share or higher fees, our mortgage processing revenues could be adversely affected.
Due to the centralized nature of our origination services' title insurance and closing operations, our origination services are typically utilized in connection with refinancing transactions. There has been substantial refinancing activity in the last few years driven by a historically low interest rate environment, as well as various governmental programs aimed at providing refinancing opportunities to borrowers who may not otherwise have been able to qualify to refinance their loans. For example, the Home Affordable Refinance Program (the “HARP”) is designed to assist homeowners with an existing mortgage owned by Fannie Mae or Freddie Mac to refinance their mortgages at the current lower interest rates and obtain other refinancing benefits. The HARP program, which has been extended through December 31, 2015, has increased volume through our centralized origination services since its inception, although its impact has not extended to our appraisal services as loans under the program do not require appraisals. We are uncertain as to what degree the HARP program may affect our results of operations in the future.
The Mortgage Bankers Association ("MBA") estimates that the level of U.S. mortgage originations, by dollar volume, was $2.04 trillion in 2012 with refinancing transactions comprising approximately 71% of the total market. However, in 2013, the MBA currently projects that mortgage originations will decrease to $1.75 trillion in 2013 with refinancing volumes representing approximately 62% of total volume, which represents a year-over-year decrease in the aggregate dollar size of the refinancing market of approximately 26%. Other industry sources project refinancing originations will decline by as much as 27% in 2013. The MBA and other leading forecasters currently project that refinancing volumes will decline by 50%-70% in 2014.
We believe the decrease in projections for the refinancing market in 2013 is due to, among other things, rising interest rates, current real estate prices, and tightened loan requirements, such as higher credit score and down payment requirements and additional fees. In addition, while the number of homeowners eligible to refinance their mortgages at lower interest rates remains significant, we believe the projected volume declines also take into account the possibility that the large volume of refinances in the last few years and recent increases in interest rates have reduced the number of homeowners who may be interested in or would significantly benefit from refinancing in the future. We experienced a significant slowdown in our origination business in the third quarter largely due to recent increases in interest rates, and we expect this trend to continue through the end of 2013. In the event interest rates increase further or any other factor occurs that leads to a further decrease in the level of origination transactions, and the level of refinancing transactions in particular, the results of our origination services operations would be further adversely affected.

Improvements in the U.S. economy have adversely affected the results of our default operations in 2013. There has also been a significant slowdown in the processing of foreclosures in recent years, and the slowdown has worsened in 2013. The slowdown has been driven by a number of factors. The federal government has implemented various programs in order to help homeowners avoid foreclosures, such as the Home Affordable Modification Program (“HAMP”), a loan modification program targeted at borrowers at risk of foreclosure because their incomes are not sufficient to make their mortgage payments. Through August 2013, the U.S. Treasury Department estimates that banks had worked through most of the approximately 2.3 million loans currently eligible for HAMP, which has been extended through December 31, 2013, and offered 2.1 million trial modifications. Of those, approximately 1.3 million became permanent. We believe that HAMP has had an adverse effect on the processing of delinquent loans and therefore has negatively affected the results of operations of our default services operations, although the pace of modifications has slowed and we believe HAMP will have a lessened impact going forward.
The processing of mortgage defaults and foreclosures has also been significantly impacted by lenders focusing their resources on trying to confirm the compliance of their foreclosure procedures with applicable laws in the face of intense legal and regulatory scrutiny. For example, the processing of defaults and foreclosures slowed significantly while federal banking regulatory agencies conducted reviews of those processes during late 2010 and early 2011, which resulted in the 14 largest banks and certain of their third party service providers, including us, entering into consent orders with those banking agencies in April 2011. Foreclosure processing has continued to be slow through 2013 as the banks and their third party providers have worked through the consent orders' requirements. In January 2013, a number of those banks entered into an $8.5 billion settlement with banking regulators to conclude their independent foreclosure reviews under the consent orders. State attorneys general have also focused on foreclosure practices, and in February 2012, five of the largest banks entered into a $25 billion settlement related to federal and state investigations into their foreclosure practices. We also entered into settlement agreements with 49 states and the District of Columbia relating to certain practices within our default operations.
We cannot predict whether these settlements may result in more normalized foreclosure timelines in the future. Moreover, we cannot predict whether any additional legislative or regulatory changes will be implemented as a result of the findings of the banking agencies or whether the U.S. federal government may take additional action to address the current housing market and economic uncertainty. Some states have enacted or are considering adopting legislation, such as the California Homeowner Bill of Rights, that places additional responsibilities and restrictions on servicers with respect to the foreclosure process. Any such actions could further extend foreclosure timelines. Moreover, as the processing of foreclosures in accordance with applicable law becomes more onerous, many lenders are addressing loans in default through other means, such as short sales, in order to avoid the risks and liability now associated with the foreclosure process. If foreclosure timelines continue to be extended and servicers address delinquent loans through other processes, the results of our default operations will be further adversely affected.
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
The current environment has also led to an increased legislative and regulatory focus on consumer protection practices. As a result, federal and state governments have enacted various new laws, rules and regulations. One example of such legislation is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law in July 2010. The Dodd-Frank Act contains broad changes for many sectors of the financial services and lending industries. Among other things, the Dodd-Frank Act includes requirements for appraisals and appraisal management companies, including a requirement that appraisal fees be “customary and reasonable.” The Dodd-Frank Act also called for the establishment of the Consumer Finance Protection Bureau (the "CFPB"), a new federal regulatory agency responsible for regulating consumer protection within the U.S. It is difficult to predict the form that new rules or regulations implemented by the CFPB or other regulations implemented under other requirements of the Dodd-Frank Act may take, what additional legislative or regulatory changes may be approved in the future, or to what extent those changes may require us to change our business practices, incur increased costs of compliance or adversely affect our results of operations.

Critical Accounting Policies

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K was filed on February 25, 2013.

Related Party Transactions

The Company did not have any related party transactions as of and during the three and nine months ended September 30, 2013.

Results of Operations for the three months ended September 30, 2013 and 2012

The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Three Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions, except per share amounts)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues	$419.0	$497.5	100%	100%	$(78.5)	(16)%
Expenses:
Operating expenses	316.9	361.4	76%	73%	44.4	12%
Depreciation and amortization	25.9	24.2	6%	5%	(1.6)	(7)%
Legal and regulatory charges	2.4	—	1%	—%	(2.4)	nm
Exit costs, impairments and other charges	10.3	—	2%	—%	(10.3)	nm
Total expenses	355.6	385.6	85%	78%	30.0	8%
Operating income	63.4	111.9	15%	22%	(48.5)	(43)%
Operating margin	15%	22%
Other income (expense)	(12.5)	(15.6)	(3)%	(3)%	3.1	20%
Earnings from continuing operations before income taxes	50.9	96.2	12%	19%	(45.4)	(47)%
Provision for income taxes	15.4	35.9	4%	7%	20.5	57%
Earnings from continuing operations	35.4	60.3	8%	12%	(24.9)	(41)%
Loss from discontinued operations, net of tax	—	(2.0)	—%	—%	2.1	102%
Net earnings	$35.5	$58.3	8%	12%	$(22.8)	(39)%
Net earnings per share - diluted	$0.41	$0.69
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $78.5 million, or 16%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012 due to a 26% decrease in default services, a 22% decrease in origination services and a 3% decrease in technology, data and analytics. The decrease in default services primarily resulted from continued delays in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations, which resulted in the non-renewal of certain contracts. The decrease in origination services revenue primarily resulted from a continued decline in the level of refinance origination transactions from the third quarter of 2012, as well as the impact of exiting certain low-margin contracts. The decrease in technology, data and analytics is due to lower foreclosure referrals impacting our Default Technology operation, and from lower origination volume impacting our Origination Technology and Data and Analytics operations.

Operating Expenses

Operating expenses decreased $44.4 million, or 12%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 76% during the three months ended September 30, 2013 as compared to 73% during the three months ended September 30, 2012, primarily due to reduced operating leverage from the continued slowdown in both foreclosure and origination transactional volumes, and from a lag in adjusting our cost structure to reflect the lower transactional volumes.

Depreciation and Amortization

Depreciation and amortization increased $1.6 million, or 7%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Depreciation and amortization as a percentage of revenues increased to 6% during the three months ended September 30, 2013, compared to 5% during the three months ended September 30, 2012, primarily due to reduced operating leverage resulting from a decline in transactional volumes, and from increased amortization from investments in infrastructure and key technology platforms during 2012.

Legal and Regulatory Charges

During the three months ended September 30, 2013, we increased our legal and regulatory accrual by $2.4 million to reflect management's assessment of legal matters for which a loss contingency was deemed to be probable and estimable. See note 9 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations. There was no corresponding charge during the prior year period.

Exit Costs, Impairments and Other Charges

During the three months ended September 30, 2013, we recorded a $10.3 million charge primarily for employment matters, severance costs from various cost reduction initiatives, lease costs related to facility consolidation initiatives, and transaction costs associated with the pending merger transaction with FNF. There was no corresponding charge during the prior year period.

Operating Income

Operating income decreased $48.5 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Operating margin decreased to 15% during the three months ended September 30, 2013 from 22% during the three months ended September 30, 2012 as a result of the factors described above.

Other Income (Expense)

Other income (expense) decreased $3.1 million, or 20%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, primarily due to the impact of lower interest rates and reduced principal balances on our long-term debt. During the fourth quarter of 2012, we refinanced our senior notes to take advantage of the favorable interest rate environment by retiring our Term Loan B and 2016 senior notes, which had interest rates of 5.50% and 8.125%, respectively, with the proceeds from an offering of our 2023 senior notes with an interest rate of 5.75%.

Provision for Income Taxes

Provision for income taxes on continuing operations were $15.4 million and $35.9 million during the three months ended September 30, 2013 and 2012, respectively, which resulted in an effective tax rate of 30.3% and 37.3%, respectively. The decrease in the effective rate during the three month period ended September 30, 2013 is due to an increase in federal and state deductions and credits related to the development and licensing of our technology platforms.

Loss from Discontinued Operations, net

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and IRMS, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which is now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment. Loss from discontinued operations, net of tax, was $0.0 million and $2.0 million for the three month periods ended September 30, 2013 and 2012, respectively. See note 5 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings decreased $22.8 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Net earnings per diluted share decreased to $0.41 during the three months ended September 30, 2013 as compared to $0.69 during the three months ended September 30, 2012. The decreases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Three Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues:
Technology:	$168.6	$174.0	92%	92%	$(5.4)	(3)%
Servicing Technology	113.6	111.6	62%	59%	2.0	2%
Default Technology	30.9	36.2	17%	19%	(5.3)	(15)%
Origination Technology	24.1	26.3	13%	14%	(2.2)	(8)%
Data and Analytics	14.8	15.0	8%	8%	(0.2)	(1)%
Total Revenues	183.4	189.0	100%	100%	(5.6)	(3)%
Expenses:
Operating expenses	113.5	112.0	62%	59%	(1.5)	(1)%
Depreciation and amortization	20.5	18.7	11%	10%	(1.7)	(9)%
Exit costs, impairments and other charges	0.4	—	—%	—%	(0.4)	nm
Total expenses	134.3	130.7	73%	69%	(3.7)	(3)%
Operating income	$49.1	$58.3	27%	31%	$(9.3)	(16)%
Operating margin	27%	31%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $5.6 million, or 3%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The decrease is due to lower foreclosure referrals impacting our Default Technology operations, and from lower origination volume impacting our Origination Technology and Data and Analytics operations.

Operating Expenses

Operating expenses increased $1.5 million, or 1%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 62% during the three months ended September 30, 2013, compared to 59% during the three months ended September 30, 2012, primarily due to reduced operating leverage resulting from declines in both origination and foreclosure volumes.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million, or 9%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Depreciation and amortization as a percentage of revenues increased to 11% during the three months ended September 30, 2013 as compared to 10% during the three months ended September 30, 2012, primarily due to continued investments in our servicing and origination technology platforms and infrastructure.

Exit Costs, Impairments and Other Charges

During the three months ended September 30, 2013, we recorded a $0.4 million charge reflecting severance costs from various cost reduction initiatives. There was no corresponding charge during the prior year period.

Operating Income

Operating margin decreased to 27% during the three months ended September 30, 2013 from 31% during the three months ended September 30, 2012 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Three Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues:
Origination Services	$120.9	$154.1	51%	50%	$(33.1)	(22)%
Default Services	114.6	154.4	49%	50%	(39.8)	(26)%
Total Revenues	235.5	308.5	100%	100%	(72.9)	(24)%
Expenses:
Operating expenses	193.9	238.3	82%	77%	44.3	19%
Depreciation and amortization	4.5	4.5	2%	1%	—	—%
Legal and regulatory charges	1.8	—	1%	—%	(1.8)	nm
Exit costs, impairments and other charges	3.7	—	2%	—%	(3.7)	nm
Total expenses	204.0	242.8	87%	79%	38.8	16%
Operating income	$31.6	$65.7	13%	21%	$(34.1)	(52)%
Operating margin	13%	21%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $72.9 million, or 24%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. This was primarily due to a 26% decrease in our default services revenue and a 22% decrease in origination services revenue. The decrease in default services primarily resulted from continued delays in foreclosure volumes from federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. The decrease in our origination services revenue primarily resulted from a continued decline in the level of refinance origination transactions from the third quarter of 2012, as well as the impact of exiting certain low-margin contracts.

Operating Expenses

Operating expenses decreased $44.3 million, or 19%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 82% during the three months ended September 30, 2013 as compared to 77% during the three months ended September 30, 2012. This increase is primarily attributable to reduced operating leverage in both default and origination services resulting from the continued slowdown in transactional volumes, and from a lag in adjusting our cost structure to reflect the lower volumes.

Depreciation and Amortization

Depreciation and amortization remained unchanged during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. Depreciation and amortization as a percentage of revenue increased to 2% during the three month period ended September 30, 2013 as compared to 1% during the three months ended September 30, 2012 primarily due to reduced operating leverage resulting from the impact of lower transactional volumes on our revenue base.

Legal and Regulatory Charges

During the three months ended September 30, 2013, we increased our legal and regulatory accrual by $1.8 million to reflect management's assessment of matters for which a loss contingency was deemed to be probable and estimable. See note 9 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations. There was no corresponding charge during the prior year period.

Exit Costs, Impairments and Other Charges

During the three months ended September 30, 2013, we recorded a $3.7 million charge reflecting severance costs from various cost reduction initiatives and from lease costs related to facility consolidation initiatives. There was no corresponding charge during the prior year period.

Operating Income

Operating margin decreased to 13% during the three months ended September 30, 2013 from 21% during the three months ended September 30, 2012 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expense for this segment totaled $17.2 million for the three months ended September 30, 2013 and includes a $4.9 million charge for employment matters and personnel reduction initiatives, a $1.3 million charge for transaction fees related to the proposed merger with FNF, and a $0.7 million charge to increase our legal and regulatory accrual. Excluding the impact of these charges, Corporate and Other net operating expense of $10.3 million for the three months ended September 30, 2013 declined by $1.8 million from the prior year quarter primarily due to lower personnel and incentive compensation costs.

Results of Operations for the nine months ended September 30, 2013 and 2012

The following tables reflect certain amounts included in operating income and net earnings in our condensed consolidated statements of earnings, the relative percentage of those amounts to total revenues, and the change in those amounts from the comparable prior year period.

Condensed Consolidated Results of Operations - Unaudited

	Nine Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions, except per share amounts)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues	$1,359.5	$1,496.6	100%	100%	$(137.1)	(9)%
Expenses:
Operating expenses	1,006.9	1,099.5	74%	73%	92.6	8%
Depreciation and amortization	78.6	71.6	6%	5%	(7.0)	(10)%
Legal and regulatory charge	54.0	144.5	4%	10%	90.5	63%
Exit costs, impairments and other charges	12.0	—	1%	—%	(12.0)	nm
Total expenses	1,151.6	1,315.6	85%	88%	164.1	12%
Operating income	208.0	181.0	15%	12%	27.0	15%
Operating margin	15%	12%
Other income (expense)	(37.7)	(47.4)	(3)%	(3)%	9.7	21%
Earnings from continuing operations before income taxes	170.3	133.6	13%	9%	36.7	27%
Provision for income taxes	59.6	59.9	4%	4%	0.3	—%
Earnings from continuing operations	110.7	73.7	8%	5%	37.0	50%
Loss from discontinued operations, net of tax	(2.2)	(6.2)	—%	—%	4.0	65%
Net earnings	$108.5	$67.5	8%	5%	$41.0	61%
Net earnings per share - diluted	$1.27	$0.80
____________

(1) Columns may not total due to rounding.

Revenues

Consolidated revenues decreased $137.1 million, or 9%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 due to a 31% decrease in default services and a 2% decrease in origination services partially offset by a 4% increase in technology, data and analytics. The decrease in default services primarily resulted from continued delays in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. The decrease in origination services primarily resulted from declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts. These decreases were partially offset by an increase in revenue in our technology, data and analytics segment led by growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, and from incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012.

Operating Expenses

Operating expenses decreased $92.6 million, or 8%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 74% during the nine months ended September 30, 2013 as compared to 73% during the nine months ended September 30, 2012. This increase is primarily attributable to reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes, and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $7.0 million, or 10%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Depreciation and amortization as a percentage of revenues increased to 6% during the nine months ended September 30, 2013, compared to 5% during the nine months ended September 30, 2012, primarily due to higher amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Legal and Regulatory Charges

During the nine months ended September 30, 2013 and 2012, we increased our legal and regulatory accrual by $54.0 million and $144.5 million, respectively, to reflect management's assessment of legal matters for which a loss contingency was deemed to be probable and estimable. See note 9 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations.

Exit Costs, Impairments and Other Charges

During the nine months ended September 30, 2013, we recorded a $12.0 million charge primarily related to employment matters and severance costs resulting from various cost reduction initiatives and transaction costs associated with the pending merger transaction with FNF. There was no corresponding charge during the prior year period.

Operating Income

Operating income increased $27.0 million during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Operating margin increased to 15% during the nine months ended September 30, 2013 from 12% during the nine months ended September 30, 2012 as a result of the factors described above.

Other Income (Expense)

Other income (expense) decreased $9.7 million, or 21%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, primarily due to the impact of lower interest rates and reduced principal balances on our long-term debt. During the fourth quarter of 2012, we refinanced our senior notes to take advantage of the favorable interest rate environment by retiring our Term Loan B and 2016 senior notes, which had interest rates of 5.50% and 8.125%, respectively, with the proceeds from an offering of our 2023 senior notes with an interest rate of 5.75%.

Provision for Income Taxes

Income taxes on continuing operations were $59.6 million and $59.9 million during the nine months ended September 30, 2013 and 2012, respectively, which resulted in an effective tax rate of 35.0% and 44.8%, respectively. The decrease in the effective rate during the nine months ended September 30, 2013 is due to an increase in federal and state deductions and credits related to the development and licensing of our technology platforms partially offset by the prior year impact of the assumed non-deductibility of certain components of the legal and regulatory charges recognized.

Loss from Discontinued Operations, net

During 2012, the Company sold or disposed of certain non-core or underperforming business units including SoftPro, True Automation, Aptitude Solutions and IRMS, all of which were previously included as part of the TD&A segment. The Company also sold its Tax Services business (other than our tax data services, which is now included in our TD&A segment) and discontinued its Asset Management Solutions business unit, both of which were previously included within the Transaction Services segment. Loss from discontinued operations, net of tax, was $2.2 million and $6.2 million for the nine month periods ended September 30, 2013 and 2012, respectively. See note 5 to our condensed consolidated financial statements included in Part I for a detailed description of our discontinued operations.

Net Earnings and Net Earnings Per Share- Diluted

Net earnings increased $41.0 million during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Net earnings per diluted share increased to $1.27 during the nine months ended September 30, 2013 as compared to $0.80 during the nine months ended September 30, 2012. The increases in net earnings and net earnings per diluted share were a result of the factors described above.

Segment Results of Operations - Technology, Data and Analytics - Unaudited

	Nine Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues:
Technology:	$523.3	$503.8	92%	92%	$19.5	4%
Servicing Technology	346.6	331.2	61%	60%	15.3	5%
Default Technology	101.0	101.8	18%	19%	(0.8)	(1)%
Origination Technology	75.8	70.8	13%	13%	5.0	7%
Data and Analytics	47.7	43.8	8%	8%	3.9	9%
Total Revenues	571.0	547.6	100%	100%	23.4	4%
Expenses:
Operating expenses	340.1	325.9	60%	60%	(14.2)	(4)%
Depreciation and amortization	61.7	55.3	11%	10%	(6.4)	(12)%
Exit costs, impairments and other charges	0.5	—	—%	—%	(0.5)	nm
Total expenses	402.3	381.2	70%	70%	(21.1)	(6)%
Operating income	$168.8	$166.4	30%	30%	$2.4	1%
Operating margin	30%	30%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues increased $23.4 million, or 4%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The increase is due to growth in servicing technology primarily due to higher loan counts, new client implementations, and continued strong data access and professional services revenue, growth in origination technology due to incremental revenue from LendingSpace, our loan origination software company that was acquired in July 2012, and from growth in data and analytics primarily from new contract wins.

Operating Expenses

Operating expenses increased $14.2 million, or 4%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, but remained flat as a percentage of revenues primarily due to higher marginal contributions from the above mentioned revenue growth offset by continued investments in our origination technology and data and analytics businesses.

Depreciation and Amortization

Depreciation and amortization increased $6.4 million, or 12%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Depreciation and amortization as a percentage of revenues increased to 11% during the nine months ended September 30, 2013 as compared to 10% during the nine months ended September 30, 2012, primarily due to continued investments in our servicing and origination technology platforms and infrastructure.

Exit Costs, Impairments and Other Charges

During the nine months ended September 30, 2013, we recorded a $0.5 million charge primarily related to severance costs from various cost reduction initiatives. There was no corresponding charge during the prior year period.

Operating Income

Operating margin remained unchanged at 30% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as a result of the factors described above.

Segment Results of Operations - Transaction Services - Unaudited

	Nine Months Ended September 30,
			As a % of Revenues (1)		Variance 2013 vs. 2012 (1)
(in millions)	2013 (1)	2012 (1)	2013	2012	$	%
Revenues:
Origination Services	$442.8	$451.5	56%	47%	$(8.8)	(2)%
Default Services	345.6	499.5	44%	53%	(153.9)	(31)%
Total Revenues	788.4	951.0	100%	100%	(162.7)	(17)%
Expenses:
Operating expenses	635.5	743.2	81%	78%	107.7	14%
Depreciation and amortization	14.2	13.3	2%	1%	(0.9)	(7)%
Legal and regulatory charge	1.8	—	—%	—%	(1.8)	nm
Exit costs, impairments and other charges	4.3	—	1%	—%	(4.3)	nm
Total expenses	655.8	756.5	83%	80%	100.7	13%
Operating income	$132.6	$194.5	17%	20%	$(61.9)	(32)%
Operating margin	17%	20%
____________

(1)	Columns may not total due to rounding.

Revenues

Revenues decreased $162.7 million, or 17%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. This was primarily due to a 31% decrease in our default services revenue and a 2% decrease in origination services revenue. The decrease in default services primarily resulted from a delay in foreclosure volumes from new federal and state regulations and requirements, such as the California Homeowner Bill of Rights, and from a decrease in foreclosure volumes resulting from (i) continued improvements in macro-economic conditions, including the rate of unemployment and interest rates, (ii) the impact of various governmental programs that allowed borrowers who may not otherwise have been able to qualify to refinance their loans, (iii) the availability of alternatives to foreclosure such as short-sales and deeds-in-lieu, and (iv) a more rigorous discipline around aligning risk and return within our default operations which resulted in the non-renewal of certain contracts. The decrease in origination services primarily resulted from declining revenues from our appraisal business due to the impact of an increase in HARP loans, which do not require an appraisal, and exiting certain low-margin contracts.

Operating Expenses

Operating expenses decreased $107.7 million, or 14%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Operating expenses as a percentage of revenues increased to 81% during the nine months ended September 30, 2013 as compared to 78% during the nine months ended September 30, 2012. This increase is primarily attributable to reduced operating leverage in default services resulting from the continued slowdown in foreclosure volumes and an elongation of foreclosure timelines which extends our servicing obligations.

Depreciation and Amortization

Depreciation and amortization increased $0.9 million, or 7%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Depreciation and amortization as a percentage of revenue increased to 2% during the nine month period ended September 30, 2013 as compared to 1% during the nine months ended September 30, 2012 primarily due to higher amortization resulting from increased investments in infrastructure and key technology platforms during 2012.

Legal and Regulatory Charges

During the nine months ended September 30, 2013, we recorded an adjustment to increase our legal and regulatory accrual by $1.8 million to reflect management's assessment of matters for which a loss contingency was deemed to be probable and estimable. See note 9 to our condensed consolidated financial statements included in Part I for a description of pending and threatened litigation and regulatory matters related to our operations. There was no corresponding charge during the prior year period.

Exit Costs, Impairments and Other Charges

During the nine months ended September 30, 2013, we recorded a $4.3 million charge reflecting severance costs from cost reduction initiatives, asset impairment charges, and lease costs related to facility consolidation initiatives. There was no corresponding charge during the prior year period.

Operating Income

Operating margin decreased to 17% during the nine months ended September 30, 2013 from 20% during the nine months ended September 30, 2012 due to the factors described above.

Segment Results of Operations - Corporate and Other - Unaudited

The Corporate and Other segment consists of general and administrative expenses that are not included in the other segments, legal and regulatory charges, and the impact of certain smaller operations. Net operating expense for this segment totaled $93.4 million for the nine months ended September 30, 2013 and includes a $59.5 million charge for certain items including our legal and regulatory accrual, transaction fees related to the proposed merger with FNF, costs associated with employment matters, personnel reduction initiatives and asset impairment charges. For the nine months ended September 30, 2012, net operating expense totaled $179.9 million which reflects a $144.5 million charge to increase our legal and regulatory reserve. Excluding the impact of these charges, Corporate and Other net operating expense totaled $33.9 million for the nine months ended September 30, 2013 as compared to $35.4 million for the prior year period.

Liquidity and Capital Resources

Cash Requirements
Our cash requirements include operating costs, income taxes, debt service payments, capital expenditures, systems development expenditures, legal and regulatory costs, stockholder dividends and business acquisitions. Our principal source of funds is cash generated by our operations.
At September 30, 2013, we had cash and cash equivalents of $203.2 million and debt of $1,068.1 million, including the current portion. We expect that cash flows from operations over the next twelve months will be sufficient to fund our operating cash requirements and pay principal and interest on our outstanding debt absent any unusual circumstances such as adverse changes in the business environment. As of September 30, 2013, we also have remaining availability under our revolving credit facility of approximately $398.1 million.
We currently pay a dividend of $0.10 per common share on a quarterly basis. The declaration and payment of future dividends is at the discretion of the Board of Directors, and depends on, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board of Directors, including legal and contractual restrictions. Additionally, the payment of cash dividends may be limited by covenants in certain debt agreements. On October 17, 2013, the Board of Directors declared a regular quarterly dividend of $0.10 per common share payable December 12, 2013 to stockholders of record as of the close of business on November 28, 2013. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, reduction of debt, repurchases of our stock and the acquisition of select businesses.
Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 6, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock and/or debt securities, effective through June 30, 2014. As of September 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

Operating Activities

Cash provided by operating activities reflects net income adjusted for certain non-cash items and changes in certain assets and liabilities. Cash provided by operating activities was approximately $107.6 million and $303.6 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash provided by operating activities during the first nine months of 2013 when compared to the first nine months of 2012 was primarily due to cash payments totaling $189 million made during the first nine months of 2013 to settle certain legal and regulatory matters and pay related external legal and professional fees, for matters included in our legal and regulatory accrual. See note 9 to our condensed consolidated financial statements included in Part I for a description of our pending and threatened litigation and regulatory matters related to our operations.

Investing Activities

Investing cash flows consist primarily of capital expenditures and acquisitions and dispositions. Cash used in investing activities was approximately $112.7 million and $119.4 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in investing activities during the first nine months of 2013 when compared to the first nine months of 2012 was primarily due to a reduction in the level of required investments in title plants and property records data, as well as a decrease in the level of investments in securities on behalf of our insurance underwriter subsidiary, partially offset by an increase in the level of capital expenditures.
Our principal capital expenditures are for computer software (purchased and internally developed) and additions to property and equipment. We spent approximately $86.1 million and $72.2 million on capital expenditures during the nine months ended September 30, 2013 and 2012, respectively.

Financing Activities

Cash used in financing activities was approximately $27.9 million and $100.8 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash used in financing activities during the first nine months of 2013 when compared to the first nine months of 2012 was primarily due to no debt principal payments during the first nine months of 2013 due to prepayments made on our Term Loan A during 2012.

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
The loans under the 2011 Credit Agreement bear interest at a floating rate, which is an applicable margin plus, at the Company's option, either (a) the Eurodollar (LIBOR) rate or (b) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) the one Month LIBOR rate plus 1.00% (the highest of clauses (i), (ii) and (iii), the "Base rate"). The annual margin on the Term Loan A and the revolving credit facility until the first business day following delivery of the compliance certificate relating to the first fiscal quarter ending following the closing and funding of the amended and restated facility was 2.25% in the case of LIBOR loans and 1.25% in the case of the Base rate loans, and after that time is a percentage determined in accordance with a leverage ratio-based pricing grid. As of September 30, 2013, we were paying an annual margin on the Term Loan A of 2.0%.
The 2011 Credit Agreement requires us to repay the outstanding principal amount of the Term Loan A in quarterly installments of $6.7 million beginning on December 31, 2011. These quarterly installment payments increase to $13.4 million beginning on December 31, 2013 and then to $20.1 million beginning on December 31, 2014 through March 31, 2016. All remaining outstanding principal amounts of the Term Loan A shall be repaid at the applicable maturity dates. As of September 30, 2013, we had prepaid approximately $13.4 million on the Term Loan A, which payments were made in 2012.
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

Senior Notes

On October 12, 2012, we issued $600 million aggregate principal amount of 5.75% Senior Notes due 2023 (the “2023 Notes”). The 2023 Notes have been registered under the Securities Act of 1933, as amended, carry an interest rate of 5.75% and will mature on April 15, 2023. Interest is paid semi-annually on the 15th day of April and October beginning April 15, 2013. The 2023 Notes are our unsecured, unsubordinated obligations and are guaranteed on an unsecured basis by the same subsidiaries that guarantee our obligations under the 2011 Credit Agreement. The net proceeds of the offering, along with cash on hand, were used to purchase and redeem $362 million aggregate principal amount of our senior notes due 2016, to prepay in full the Term Loan B under the 2011 Credit Agreement and to pay fees and expenses in connection with these transactions.
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
LPS has no independent assets or operations and our subsidiaries' guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of LPS or any of the subsidiary guarantors to obtain funds from any of our subsidiaries other than National Title Insurance of New York, Inc. ("NTNY"), our title insurance underwriter subsidiary, by dividend or loan. NTNY is statutorily required to maintain investment assets backing its reserves for settling losses on the policies it issues, and its ability to pay dividends or make loans is limited by regulatory requirements. As of September 30, 2013 and December 31,

2012, NTNY had statutory capital and surplus of $48.7 million and $38.8 million, respectively, and it had the statutory ability to pay dividends to the Company of up to $16.7 million and $11.3 million, respectively.
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
The amount of dividends the Company is able to declare and pay to its stockholders is restricted by certain covenants contained in the Indenture. Under the Indenture, we may not make certain restricted payments, including payments of dividends or distributions on our common stock, in excess of an amount generally equal to the sum of (i) 50% of consolidated net income generated since July 1, 2008, plus (ii) a $40 million annual exclusion, plus (iii) an additional aggregate $75 million exclusion over the life of the 2023 Notes. As a result of this restriction, as of September 30, 2013 and December 31, 2012, approximately $250 million and $221 million, respectively, of our consolidated retained earnings balance, which totaled $777 million and $694 million respectively, was available for the payment of dividends. Our Credit Agreement also contains a limit on the payment of dividends, the amount of which is significantly in excess of the amount available under the Indenture. Currently, under the terms of the Merger Agreement with FNF, we are prohibited from paying dividends other than our regular quarterly cash dividend of $0.10 per share without obtaining the prior written consent of FNF.

Fair Value of Long-Term Debt
The fair value of the Company's long-term debt at September 30, 2013 is estimated to be approximately 102% of its carrying value. We have estimated the fair value of our debt using Level 2 Inputs, based on values of recent quoted market prices on our term loans and values of recent trades on our 2023 Notes.

Interest Rate Swaps

See note 7 to the notes of the condensed consolidated financial statements for a detailed description of our interest rate swaps.

Contractual Obligations

As of September 30, 2013, there have been no significant changes to our contractual obligations, including our scheduled principal maturities on long-term debt, data processing and maintenance commitments, operating lease payments, and deferred compensation obligations, since our Annual Report on Form 10-K was filed on February 25, 2013.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements other than operating leases and the escrow arrangements described below.

Escrow Arrangements

In conducting our title agency, closing and tax services, we routinely hold customers' assets in escrow accounts, pending completion of real estate related transactions. Certain of these amounts are maintained in segregated accounts, and these amounts have not been included in the accompanying condensed consolidated balance sheets. As an incentive for holding deposits at certain banks, we periodically have programs for realizing economic benefits through favorable arrangements with these banks. As of September 30, 2013, the aggregate value of all amounts held in escrow in our title agency, closing and tax services operations totaled $172.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We are a highly leveraged company, with approximately $1,068.1 million in debt outstanding as of September 30, 2013. We have entered into interest rate swap transactions which convert a portion of the interest rate exposure on our floating rate debt from variable to fixed. We performed a sensitivity analysis based on the principal amount of our floating rate debt as of September 30, 2013, less the principal amount of such debt that was then subject to an interest rate swap. This sensitivity analysis takes into account scheduled principal installments that will take place in the next 12 months as well as the related notional amount of interest rate swaps then outstanding. Further, in this sensitivity analysis, the change in interest rates is assumed to be applicable for the entire year. Of the remaining variable rate debt not covered by the swap arrangements, we estimate that a 100 basis point increase in the LIBOR rate would increase our annual interest expense by approximately $1.8 million.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 9 - Commitments and Contingencies to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosures which update the disclosures in the legal proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

The risks described in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, could materially and adversely affect our business, financial condition and results of operations. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider to be immaterial to our business. The Risk Factors section of our 2012 Form 10-K and June 30, 2013 Form 10-Q remain current in all material respects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our ability to repurchase shares of common stock or senior notes is subject to restrictions contained in our senior secured credit agreement and in the indenture governing our senior unsecured notes. On February 6, 2013, our Board of Directors approved an authorization to repurchase up to $100.0 million of our common stock and/or debt securities, effective through June 30, 2014. As of September 30, 2013, we have not utilized any of the available repurchase authority and, pursuant to the Merger Agreement, we are prohibited from doing so without obtaining the prior written consent of FNF.

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

101
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

Date: November 1, 2013	Lender Processing Services, Inc.

	By:	/s/ THOMAS L. SCHILLING
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
The following materials from Lender Processing Services, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Earnings, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* This exhibit is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into anything under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.